Form 10KSB
period 2000-12-31
MOUNTAIN STATES CAPITAL INC
filed 2001-04-02
CIK 1104041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 333-36964


                          MOUNTAIN STATES CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


                Arizona                                          86-0859332
       (State or jurisdiction of                              (I.R.S. Employer
     incorporation or organization)                          Identification No.)


         1407 East Thomas Road
           Phoenix, Arizona                                        85014
(Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (602) 954-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X].

     At December 31, 2000, an aggregate of 1,000,000 shares of the registrant's Common Stock, no par value (being the registrant's only class of common stock), were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                      INDEX

PART I                                                                     PAGE
                                                                           ----
Item 1.   Description of Business .........................................  3

Item 2.   Properties ......................................................  7

Item 3.   Legal Proceedings ...............................................  7

Item 4.   Submission of Matters to a Vote of Security Holders .............  9

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.........  9

Item 6.   Management's Discussion and Analysis ............................ 10

Item 7.   Financial Statements ............................................ 15

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure ............................. 15


PART III

Item 9.   Directors, Officers, Promoters and Control Persons;
          Compliance with Section 16 of the Exchange Act .................. 15

Item 10.  Executive Compensation .......................................... 16

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management ...................................................... 17

Item 12.  Certain Relationships and Related Transaction ................... 18

Item 13.  Exhibits and Reports on Form 8 K ................................ 18

SIGNATURES ................................................................ 20

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the securities exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; and (iii) the Company's growth strategy. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Mountain States Capital, Inc. was incorporated in Arizona on March 13, 1997. From inception, Mountain States' only business activity has been lending to licensed motor vehicle dealers to finance purchase of used car inventory. These loans are known in the industry as "flooring" or "floor planning" loans, and in Mountain States' case are short-term, fixed-fee loans.

     Overview

     Mountain States markets its products and services to independent pre-owned automobile dealers. Floor planning generally allows dealers to maintain a larger inventory of vehicles, and thus to offer a wider variety of vehicles to their customers. In addition, dealers who maintain an adequate margin earn more profit if they sell cars quickly and maximize the turnover or "turn" of their inventory. Rapid "turn" is also an advantage to lenders such as Mountain States that utilize short-term, fixed-fee loans. Mountain States limits its loans to a 30-day term to foster rapid turn.

     Mountain States currently offers two floor plan lending programs: the original "Mountain States Program" offered to all of its dealers and the "SourceOne Program" offered to stronger, more financially qualified dealers. The SourceOne Program began in July of 1999 with minimal capitalization. It accounted for approximately 10% of Mountain States' total lending volume in 1999 and 30% of Mountain States' loan volume in 2000.

     SourceOne Program fees are somewhat lower than those of the Mountain States Program, corresponding to the higher credit standards for the dealers that participate in the program. The term of the SourceOne loans is also different. In the case of the original Mountain States Program, the dealer selects the term of the loan when it is originated, from five to 30 days in five-day intervals. All fees are preset and range from $11 to almost $1000 per term, depending upon the amount and length of the loan. Conversely, the SourceOne program involves a set fee of $100 per loan for up to one month, with the term varying inversely to the amount of the loan, that is, the larger the loan amount, the shorter the term. The SourceOne flat fee pricing is attractive because the dealers often pay less, and because the floor plan cost is a simple, known constant amount. Both the Mountain States and SourceOne Program floor plan loans have "due on sale" clauses in the event the automobile is sold prior to the scheduled maturity date. If a vehicle is sold prior to the maturity date, the loan must be paid off immediately and there is no prorating or discounting of Mountain States' compensation.

     Mountain States reduces its lending risk by not allowing any one dealer to account for too large a percentage of the total. Although Mountain States does not maintain an exact internal limit on single dealer lending, management closely monitors each dealer's outstanding loans and takes action to keep them in line with the dealer's borrowing capabilities. At December 31, 2000, no single dealer accounted for more than 8% of Mountain States' total floor plan loan portfolio, and the average outstanding credit extended per dealer was about
2.6 % of Mountain States' floor plan loan portfolio.

     Mountain States is presently concentrating its activities in the Phoenix, Arizona, and Houston, Texas markets, with most of its business in Phoenix. Management calculates that full sale of the ongoing offering will enable Mountain States to open two additional markets within the Southwestern United States, probably Denver and Dallas. Management expects this further expansion to coincide with continued growth in the Phoenix and Houston markets.

     Mountain States currently has four shareholders, and a two-member board of directors comprised of Messrs. Chad and Kim Collins.

Industry

     From approximately 2,386 licensed independent automobile dealers listed by the Arizona Department of Motor Vehicles, Mountain States has identified about 1,700 dealers that it believes fit its criteria for potential dealer clients. As of December 31, 2000, Mountain States has over 60 qualified independent dealer clients in Arizona, with an average aggregate loan volume of approximately $2 million a month.

     The State of Texas Department of Transportation lists 17,776 licensed independent automobile dealers in the State of Texas. Mountain States has identified 2,138 potential qualified dealer clients in the immediate Houston metropolitan area. Mountain States believes there are a sufficient number of potential dealer clients in the Houston area to maintain loan volumes similar to the Phoenix market.

     Mountain States is currently in good standing with the Arizona Corporation Commission, and has filed all affidavits and annual reports and paid all filing fees due to date. On June 5, 2000 the State of Texas issued Mountain States a "Certificate of Authority" to transact business in Texas, charter number 00132974-06. Mountain States is licensed as a Sales Finance Company (No. 0902879) by the Arizona State Banking Department, holds a wholesale motor vehicle dealer license issued by the Arizona Department of Transportation and is bonded for various purposes and from time to time in the State of Arizona. Mountain States is currently in compliance with all rules and regulations applicable to its licenses. Mountain States is not aware of any new or proposed rules or regulations pertaining to these licenses or to its operations.

Dealer Qualification

     Mountain States undertakes to provide financing for acquisition of automobile inventory by independent pre-owned automobile dealers. To qualify for a credit line with Mountain States, a dealer must be licensed and bonded by a state motor vehicle division, maintain a good reputation in the industry, and be financially stable enough to pay the principal and fees as they become due. The dealer must fill out an application, consent to a credit check, and enter into a multi-document written agreement with Mountain States, including a security agreement and financing statement (UCC-1). Mountain States performs UCC-1 financing statement searches to determine if the dealer has other secured inventory creditors, notifies senior creditors of Mountain States' interest, and verifies dealers' licenses and bonds. Mountain States determines, based on its experience and available information, whether the dealer should be offered a Mountain States or a SourceOne Program credit line. The Mountain States Program has shorter terms and higher fees, and requires lower credit quality than the SourceOne Program. The dealer's personal and business assets may influence the program under which the dealer qualifies. In addition to the initial approval process, Mountain States uses its experience with each dealer to continuously assess which program best fits the dealer and Mountain States.

     When a pre-qualified automobile dealer wishes to purchase an automobile for resale, that dealer may obtain from Mountain States a short-term loan, normally from one to 30 days, for a fee. The loan is documented by a promissory note linked to the dealer's existing security agreement that establishes, directly or by reference, the terms and conditions of the loan from Mountain States to the dealer, including terms of repayment. For the duration of the loan, Mountain States holds the automobile's certificate of title and the dealer's promissory note. Upon settlement of the loan, the title reverts back to the dealer. The number and amount of loans outstanding with each dealer is determined by Mountain States' lending policy, assessment, and experience with that dealer.

Operations

     In connection with providing floor plan financing to independent pre-owned automobile dealers Mountain States continuously forecasts the needs of the local automobile dealer market. This is accomplished primarily through maintaining close contact with current dealer customers and by monitoring the volume of automobile purchases and prices in the market, and in this manner anticipating the need for independent dealer loans. Closely following the pricing trends in local auto auctions and in non-auction transactions provides Mountain States with data regarding which makes and models are likely to sell quickly, and which vehicles maintain the best spreads between the wholesale and retail prices.

     Consistency in conducting normal day-to-day operations is crucial to success in the floor planning business. These operations include:

     *    assessing the individual dealer's needs for inventory loans,

     * obtaining title documents and promissory notes for each qualified loan,

     * maintaining contact with dealers so that Mountain States is ready to act when funds are needed,

     *    providing loans when the dealer is ready to purchase, and

     * contacting dealers frequently to determine the status of inventory and outstanding loans.

     Other key operations include providing loan extensions and adjustments when necessary, and collecting the loan promptly when the inventory is sold or the loan comes due.

     Mountain States' management attempts to evaluate outstanding loans and monitor accounts regularly. This evaluation process includes monitoring all current dealer loans and evaluating loan performance as well as loan status. Management also maintains and reviews records of current transactions and dealer performance.

     Mountain States reduces its lending risk by holding title certificates to automobiles against which it lends, and by regularly monitoring customer inventories. Mountain States continuosly gathers information in the automotive marketplace regarding each dealer's reputation and financial condition, and if necessary, adjusts loan terms and terminates transactions with dealers which appear to pose an unacceptable level of risk.

     Despite these precautions, between the time Mountain States provides financing to its customer for an automobile, and the time Mountain States receives payment at the close of the sale of the automobile, there is a risk that the automobile will be damaged or stolen. Although Mountain States requires that its customers maintain insurance against those risks, repayment could be delayed or made unlikely.

     There is a risk that the dealers who have obtained short-term loans from Mountain States may not satisfy their outstanding loans. Mountain States management believes that its policies and practices adequately address and counter that risk.

     Upon a default by a dealer, Mountain States will take all steps necessary to recoup its capital by recovering, taking possession and liquidating automobiles, or by pursuing contract or other remedies against the dealer as described in the security agreement with the dealer. If these collection efforts are unsuccessful regarding a material aggregate amount of floor plan loans, this may materially, adversely impact Mountain States' ability to meet its obligations.

Marketing

     Marketing strategies implemented by Mountain States include print advertising in trade publications and on auction cards, and making personal contact with dealers at auctions where many dealers gather to buy and sell cars at wholesale. The latter tactic allows Mountain States to communicate its ability to perform and to conduct intensive customer service. Mountain States seeks to attract higher volume, more established independent pre-owned automobile dealers for its SourceOne program, by providing those dealers with lower cost financing. Mountain States supports its sales efforts by compiling lists of past and present independent dealers and surveying prospective dealers.

Competition

     Several short-term, specialized inventory financing options are available to dealers in Mountain States' present markets. Mountain States' primary competition in the floor-planning industry comes from Automotive Financial Corporation and Manheim Auto Auction, both of which are large, established financiers. Unlike Mountain States, both Automotive Financial Corporation and Manheim Auto Auction place restrictions on their financing by requiring the dealers to purchase their automobile inventory mainly at automobile auctions. Mountain States imposes no such restrictions, allowing qualified dealers to buy inventory on credit from a variety of sources, including large and small car dealerships, private individuals, and even the competitors' auctions. Both of Mountain States' main competitors have more customers, greater name recognition, and significantly greater resources than Mountain States. Competition could materially and adversely affect Mountain States' revenues and profitability through pricing pressure and loss of sales.

Employees

     As of December 31, 2000, Mountain States had 8 employees, all of whom work full time. None of Mountain States' employees are represented by a union. Management believes Mountain States' relationship with its employees is good.

Regulation

     Mountain States' loans are all commercial loans. Accordingly, numerous federal and state consumer protection and usury laws do not apply to Mountain States' loans. Arizona imposes no usury limit on commercial loans wherein the interest rate is contracted in writing. Texas imposes usury limits for many commercial loans made in the state of Texas. There is a risk that the usury limits would apply to Mountain States' Texas loans and that Mountain States loans would be made in violation of Texas' usury laws. Mountain States management believes that its policies and practices adequately address and counter the risks. All Texas loans are made from Arizona; accordingly, Mountain States "exports" the uncapped Arizona rate structure to Texas. Further, Mountain States obtained advice of local counsel regarding Texas usury limits before any loans were made to Texas borrowers. In conformity with the advice given, Mountain States has arranged its lending procedures to avoid factors which Texas legal precedents indicate would lead to the violation of Texas usury laws.

ITEM 2. PROPERTIES

     Mountain States owns 6,000 square feet of recently remodeled office space located at 1407 East Thomas Road, Phoenix, Arizona, 85014. This building was purchased in November of 1999 for $375,000. There is currently no mortgage against the building. The building is used as collateral for a bank credit line of $281,250. As of December 31, 2000, the full amount of the available credit under this line was being utilized.

     Mountain States holds the property primarily for use as office, storage and auxiliary space for its core business. In the opinion of management, the property is adequately insured. Mountain States does not purchase real property, real estate mortgages or real estate related securities for investment.

ITEM 3. LEGAL PROCEEDINGS

     Mountain States presently is prosecuting several claims for the collection of outstanding accounts receivable. Legal actions for collection of accounts receivable, although the facts and legal issues may differ from case to case, are routine litigation incidental to the business of Mountain States.

     On August 28, 2000, Mountain States commenced an action against Julio C. Villacis, Julio R. Villacis, the individual defendants dba America Auto Exchange, America Auto Center, Inc., a lapsed Delaware corporation (the "Villacis defendants") in the Superior Court of California, County of San Bernardino, Rancho Cucamonga District, Case No. RCV 049710, and on August 31, 2000 commenced an action against the Villacis defendants in the Superior Court of Arizona for Maricopa County, Case No. CV2000-016174. Pursuant to these actions for unpaid principal of about $117,000 Mountain States seized 3 cars in Arizona and 61 in California. A-L Financial Corporation, Jerry Renn and Chatelaine Funding Corp. also claim interests in the cars which Mountain States seized in California, and have been added as defendants to the California action. The Arizona cars have been sold for an aggregate $9,290.00 and the California cars await further proceedings prior to sale. A few California cars have been released for various reasons unrelated to the validity of Mountain States' claims. Mountain States has a perfected security interest in the cars. Mountain States also has a perfected security interest in a reserve account of about $128,000 in defendants' funds held by A-L Financial Corporation. Mountain States and the Villacis defendants have entered into a Settlement Agreement calling for a payment plan and stipulated judgments of approximately $150,000 in principal amount in each case. Mountain States filed a Motion for Summary Judgment in California against Renn and Chatelaine to extinguish their interests. Chatelaine settled with Mountain States on March 21, 2001. Mountain States expects to recover at least $150,000 in the cases.

     On August 27, 1999, Mountain States seized and liquidated all inventory belonging to Rainbow Auto Sales, consisting of approximately 50 automobiles, pursuant to a writ of replevin executed against Rainbow and its co-defendant, Alexander Ray Soza. Mountain States has obtained a default judgment against Rainbow and Mr. Soza, and is in process of completing the default of Frank and Priscilla Robles who guaranteed rainbow's debts to Mountain States. The amount of the judgment is $268,372.50. Mountain States expects to pursue collection of the judgment vigorously.

     Mountain States filed a claim against the Estate of David Graham, who did business with Mountain States as a dealer under the licensed name of Scottsdale Motor Cars, in the bankruptcy court for the District Court of Arizona, case number 98-11974-PHX-RTB. On January 13, 1999, Mountain States the Bankruptcy Court entered a judgment in Mountain States' favor against Mr. Graham for $67,294, plus 10 percent annual interest and attorneys' fees, and determined that the judgment was non-dischargeable pursuant to 11 U.S.C. ss.ss. 523(a)(2),
(4) and (6). Mountain States and others filed an action in Maricopa County Superior Court on April 9, 1999 for $150,000 against Max Haechler and Max, Inc., the owners of the automobile dealership license under which Mr. Graham operated prior to filing for bankruptcy protection. Mountain States seeks to impute Mr. Graham's liability to Max Haechler and Max, Inc. under an agency theory, supported by factually similar Arizona legal precedent. Although a partial settlement in the amount of approximately $60,000 was reached between Mountain States and the defendants, litigation continues as to the principal balance of about $19,000, plus accrued and accruing intrest and fees. Mountain States has previously reflected the loss associated with this claim in its 1998 audited financial statements.

     The Graham Bankruptcy Trustee has asserted in Adversary No. 00-0619 that preferential payments were made by the debtor to thirteen creditors, including Mountain States. Mountain States believes the action is without merit as against Mountain States, and will vigorously oppose it. The Trustee claims that transfers "totaling in excess of $100,000" were made to Mountain States. Mountain States has filed a Motion for More Definite Statement and has requested that Trustee's counsel withdraw from representing Trustee against Mountain States because of a conflict of interest.

     Mountain States filed action against BD Specialty Wholesale, Inc.("BDSW") and Donald R. Webb, Jr. ("Webb") et ux., Maricopa County Superior Court No. CV2000-006821 on April 11, 2000, and simultaneously obtained a Writ of Replevin without notice, entitling the Company to seize the financed cars. Only 4 of the 16 financed cars were present for seizure, but subsequently the Court granted a temporary restraining order, preliminary injunction and a writ and supplemental writ of sequestration, granting custody of all of the corporate defendant's real and personal property to Mountain States. Shortly thereafter, defendants conditionally settled with Mountain States and sold the real property, resulting in a substantial payoff which Mountain States. Mountain States was willing to apply the payoff to unpaid principal and forgive accrued and unpaid interest, but on November 3, 2000 BDSW and Webb counterclaimed, asserting that Mountain States and its principals, while in possession of defendants' property, improperly converted or allowed others to convert it, and requesting punitive damages. Mountain States and its principals deny the allegations and maintain that the counterclaim is entirely spurious. Mountain States has reasserted its interest claim, and intends to vigorously pursue it. Webb has since filed Chapter 13 personal bankruptcy, but the case is expected to proceed after a delay of indeterminate length.

     There are four other proceedings pending, in which Mountain States seeks to recover damages from dealers or third parties, primarily in the nature of collection of contractual claims. These claims involve an aggregate principal amount of about $64,000. Because the claims and proceedings are small relative to Mountain States assets, they are not set forth here in detail. They are routine litigation incidental to the business of Mountain States.

     In addition to the legal proceedings described above, Mountain States from time to time works with one or more of its dealers who is unable to timely pay outstanding debts to Mountain States, by modifying payment schedules, interest rates and terms. Often these workouts involve encumbering additional collateral in order to give Mountain States a stronger position in the event of insolvency.

     Mountain States is also contemplating legal action against former counsel, as explained in the Liquidity and Capital Resources section of Item 6.

     Mountain States does not believe that the outcome of the above cases and matters will in the aggregate have a significant negative impact on its ability to conduct its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common equity. All of the Company's outstanding common stock is owned by Chad Collins, President. A limited number of other individuals own preferred stock convertible into common stock.

     Throughout its existence, Mountain States has operated with limited capital, a significant portion of which has been raised by periodic offerings of promissory notes. As of November 22, 2000, Mountain States had outstanding notes in the aggregate principal amount of approximately $2,141,887.19. All outstanding notes throughout the company's history were sold for cash, at par, primarily to relatives, friends and persons referred by friends and relatives. No underwriters were employed in these sales, and no commissions or discounts were paid. In some cases "finders fees" were paid to persons who referred potential investors to Mountain States, which in all cases sold the note directly to the note holder. A rescission offer that is described hereafter covered these securities, which are referred to therein as "outstanding notes".

     At the time of issuance of the outstanding notes, Mountain States did not register the outstanding notes with either the Commission or the securities authorities of the applicable states. Instead, it relied upon an exemption from the federal registration requirement commonly known as the "commercial paper" exemption, which requires compliance with Section 3(a)(3) of the Securities Act, and similar provisions of applicable state laws.

     To satisfy the requirements of the commercial paper exemption, a promissory note must arise out of a current transaction, or the proceeds must be used for a current transaction, and have a maturity, at the time of issuance, not exceeding nine months. Mountain States complied with both of these requirements, and relied on advice of former legal counsel that this exemption from federal and state securities registration would be available. However, the U.S. Securities and Exchange Commission's published interpretations indicate that the exemption is available only for prime quality commercial paper of a type not ordinarily purchased by the general public and not advertised or offered for sale to the general public.

     Because Mountain States' failure to register the outstanding notes according to federal and applicable state registration requirements exposed Mountain States to potential liability, Mountain States made a rescission offering which concluded February 14, 2001. The rescission offer was not an admission by Mountain States that it did not comply with the registration or disclosure requirements of applicable federal and state securities laws. Of the $2,141,887.19 in principal note balances outstanding at the beginning of the rescission offer, holders of $1,932,552.63 in principal amount elected to purchase new notes, holders of $37,434.13 were paid cash, and holders of $171,900.43 elected to retain outstanding notes.

     As of February 14, 2001, an additional $583,447.37 in new notes had been purchased.

Use of Proceeds

     The use of proceeds information set forth in this section relates to the registration statement effective November 22, 2000, which was assigned the

Commission file number 333-36964, and more specifically, to the "new notes" portion of that offering. The "rescission" portion of the resulted in holders of $1,932,552.63 in principal amount of outstanding notes electing to "purchase" new notes with the "proceeds" of their outstanding notes. In actuality, these note holders elected in writing to have their outstanding notes cancelled, and to "apply the proceeds" to the purchase of new notes. Thus no additional cash proceeds were generated by the rescission portion of the offering, and there is no "use of proceeds" to report.

     The new notes portion of the offering commenced November 22, 2000 and as of February 14, 2001 had generated $583,447.37 in proceeds of the sale of new notes.

     From November 22, 2000 through February 14, 2001, Mountain States incurred $38,130.00 in commissions in connection with the issuance and distribution of the registered debt securities, of which $22,500.00 had already been paid, leaving $15,630.00 payable from proceeds. In addition, Mountain States incurred printing costs for the prospectus and amended prospectus of $9,235.00; additional legal costs relating to the offering and amendment (through March 15, 2001) of almost $1989.00; and telephone, mailing and express delivery costs of approximately $2000.00.

     After deducting the expenses set forth above (which total $28,854.00) from the proceeds of $583,447.37, the net proceeds through February 14, 2001 are $554,593.37.

     Of the net proceeds, $37,434.13 was used to pay off note holders who elected a cash payout pursuant to the rescission offer, and $517,159.24 was applied primarily for loans to Mountain States dealer clientele. A small amount was also applied to working capital. In contrast to the priorities expressed in the Prospectus of November 22, 2000, Mountain States has determined that it will only pay off the relatively small remaining number and balance of outstanding note holders as they request payoff, and will not assign a higher priority to paying them off than the priority assigned to general corporate purposes.

     The new notes portion of the offering has not terminated. The managing underwriter of the offering is Heritage West Securities, Inc. The offering is of "$10,000,000 Aggregate Principal Amount of 18% 12-Month Unsecured Newly Issued Promissory Notes" and will be sold at par, without discount or premium. The class of securities offered is not exchangeable or convertible into another class of securities. As of February 14, 2001, $2,516,000 of the offering had been sold and $7,484,000 of the offering remained to be sold.

     No part of the net proceeds was paid directly or indirectly to directors, officers, shareholders or affiliates or to an underwriter except to the extent that some portion of working capital may from time to time be used to pay current salary obligations, some of which are owed to directors, officers and shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of Mountain States' financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences are discussed at various locations herein.

General

     Mountain States is in the business of providing short-term inventory financing ("flooring" or "floor plan" financing) to independent automobile dealers. Such financing enables the automobile dealers to expand their existing inventory and offer a greater selection of vehicles to their customers, increasing their turnover and improving sales and income.

     Mountain States generates its income primarily from the finance fees it charges to its customers on floor plan loans. Due to the short-term nature of floor plan loans, established industry pricing standards, and the characteristics of the credits involved, Mountain States is able to charge finance fees that are significantly above the prime-lending rate. In July 1999, Mountain States began offering a new floor plan program, which in many cases is less expensive to the dealer than Mountain States' original program. This new program, SourceOne, targets a higher volume, more financially stable automobile dealer. In contrast to Mountain States' traditional lending, the SourceOne program is tailored to a more institutionalized floor plan lending format, representing lower risk loans. Because of higher credit quality, SourceOne accounts should put a lesser burden per account on Mountain States personnel and resources. Management expects SourceOne to contribute a higher share of total revenue in future periods.

     Management anticipates significant growth in Mountain States' floor plan loan volume in the near future. Management believes that current infrastructure, in terms of staffing, facilities, and other operational factors, is sufficient to originate and service dramatically increased loan volumes. Management believes some elements of its general and administrative costs will now stabilize, and others will dramatically decrease, while some elements may rise slightly in the future. Therefore, Mountain States expects an increase in floor plan loan volume and finance fee revenue, and a decline in general and administrative expenses.

     Management does not believe period-to-period comparisons of results of operations are meaningful at this time given Mountain States' current stage of operations, relatively short operating history and the unusual nature of the events of 2000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Total revenues decreased 10.5%, or $124,263, from $1,177,161 for the year ended December 31, 1999, to $1,052,898 for the year ended December 31, 2000. SourceOne contributed approximately $174,000, or 16.5%, to total revenue for the year ended December 31, 2000, compared to about $54,000, or roughly 4.5% of revenue, for the year ended December 31, 1999. Management expects SourceOne to contribute a higher share of total revenue in future periods primarily because the generally higher credit-quality clients who utilize the program justify greater lending limits, and due to the larger number of such potential clients.

     Total operating expenses include interest expense and general and administration expenses. Interest expense increased $59,656, or 11.6%, from $514,370 for the year ended December 31, 1999, to $574,026 for the year ended

December 31, 2000. Mountain States expects a decline in the cost of capital will help increase its future operating margins. However, Mountain States' interest expense in the future will depend largely on availability of funding and prevailing interest rates, over both of which Mountain States has little or no control.

     Mountain States' largest expense is interest expense, representing the cost of funds utilized in its floor plan financing operations. These loans are typically evidenced by promissory notes issued by Mountain States. Mountain States' average annual cost of funds has declined from 31.92% in 1997 to 22.44% in 1999. As of February 14, 2001, the completion date of the rescission offering, the average interest rate being paid by Mountain States to its investors declined to 18.1% per year. Management believes that this decline in cost of funds will help Mountain States improve its margins and its net income in future periods. Management also believes that fuller implementation of the SourceOne program will reduce risk of default and lower the administrative cost of its floor plan loans. At the same time, lower rates of interest from the SourceOne program will reduce the gross profit percentage.

     Mountain States' general and administrative expenses have historically consisted mainly of wages incurred to obtain and retain personnel. Other general and administrative expenses increased substantially during calendar year 2000, including professional service fees, such as legal fees and outside accounting fees.

     General and administrative expenses for the year ended December 31, 2000 were $1,224,877 versus $ 612,603 for the year ended December 31, 1999, which is a net increase of $612,274, or 49.9%.

     Professional fees increased from almost $91,000 in 1999 to almost $464,000 in 2000. Almost all of the increase of about $373,000 is attributable to the cost of the notes offering. Also, offering-related advertising costs of almost $61,000 were incurred in 2000. Mountain States anticipates that the great majority of these extra expenditures of about $434,000 related to the offering will not recur. Mountain States has hired in-house counsel to help control and minimize legal fees. Management believes that this measure will help reduce professional fees significantly in future periods.

     Salaries and payroll tax expense increased in the aggregate by about $68,000, from 1999 to 2000. Although Mountain States does not foresee a reduction in this amount, the Company believes that the present staffing level is adequate for a dramatically increased loan volume. Accordingly, management believes that a rapid increase in loan volume will not produce a significant rise in salary and payroll tax expenses.

     Provision for loan losses increased by almost $96,000. This increased the net balance of the allowance for bad debts from about $25,000 to about $48,500. Management believes that the allowance for loan losses is adequate based on information currently available. From inception through December 31, 2000, Mountain States has originated, serviced and collected approximately 15,000 floor plan loans. During this same period, Mountain States has written off $122,599 in uncollectible debt, originating from three dealer customers.

     As of December 31, 2000 the Company's accumulated deficit was approximately $640,000 and as a result, there has been no provision for income taxes to date. The Company has net operating loss carryforwards that will expire in the year 2020 in the amount of $793,000 unless utilized by the Company.

     During the year ended December 31, 2000, Mountain States paid dividends on its Series A preferred stock in the amount of $73,636. The preferred dividends are paid monthly at the rate of 18% per annum through December 31, 2002. All dividend payments are current.

     Mountain States' future funding requirements will depend on numerous factors. These factors include, but are not limited to, Mountain States' ability to profitably operate its business, to penetrate and successfully obtain working capital funds from investors, to compete against other, better capitalized corporations who offer alternative or similar options in this industry, and to attract and retain qualified management personnel.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     As of December 31, 2000, the Company had a cash balance of $430,767, compared to a cash balance of $227,958 at December 31, 1999.

     Net cash used in operating activities for the year ended December 31, 2000 was $(531,374) resulting primarily from fees incurred in connection with this offering. Net cash provided by operating activities for the year ending December 31, 1999, was $43,384

     Net cash provided by (used in) investing activities for the year ended December 31, 2000 and 1999, was $279,573 and $(660,443), resulting from a decrease (increase) in floor plan loans, respectively. Additionally, fixed asset acquisitions were $56,450 and $75,207 for the years ended December 31, 2000 and 1999, respectively.

     Floor plan loan volume fluctuates both in relation to the demand for floor planning services in the automotive marketplace, and in relation to the amount of capital available to Mountain States to lend. Mountain States' floor plan loan volume reached its greatest historical height in 1999, and then, despite a decrease in available capital, increased again in 2000. The annual volume for 1999 was $22,195,427, representing approximately $1,849,618 per month in new floor plan loans. In 2000, the annual volume was $ 24,496,993, representing about $2,041,416 in new floor plan loans per month.

     Net cash used in financing activities for the year ended December 31, 2000 was $454,610, which is primarily attributable to repayments under promissory notes of $389,180 as requested by holders of those notes, and to the additional reserves Mountain States set aside for contingencies relating to this offering.

     Mountain States obtained bridge loans of $580,000 during the year 2000 that were used mostly to fund additional floor planning loans to its customers, but also was used in part to repay mature outstanding notes. A first bridge loan in the amount of $500,000 was provided on June 29, 2000 by The Heritage West Preferred Securities Income Fund, for which Heritage West Securities provides broker-dealer services. Heritage West Securities is the underwriter for the new notes offering. Also, Craig Jolly, the majority shareholder of Heritage West Securities, is the Fund's portfolio manager. That bridge loan bore interest at 18% per year, with monthly interest payments due at the end of July and August of 2000, and all remaining accrued interest and principal due on September 30, 2000. On September 30, 2000, Mountain States repaid this bridge loan in full with a bridge loan from Heritage West, LLC, the investment advisor for the Fund. One of the three managers, who is also a 20% member of Heritage West, LLC is also one of two directors, and a 15% shareholder of Heritage West Securities. The new bridge loan bears interest at 24% per year, with monthly interest payments due at the end of each month, and all remaining interest and principal due on March 31, 2001. Heritage West, LLC extended additional bridge loan credit to Mountain States on November 1, 2000 in the amount of $25,000.00 and on December 15, 2000 in the sum of $55,000.00. Each credit extension is due March

31, 2001 and bears interest at the rate of 24% per annum. Management also is endeavoring to refinance the bridge loan with a revolving line of credit and expects to obtain the line of credit before March 31, 2001. However, if Mountain States is forced to repay the bridge loan before it can arrange for a line of credit, Mountain States intends to use its approximately $430,000 in cash reserves, and then pay any remaining principal balance by liquidating other assets, reducing the size and scope of its operations, offering a private placement of securities, or obtaining alternate financing, including the sale of new notes. These measures could materially and adversely impact Mountain States' operations and financial condition.

     Net cash provided by financing activities for the year ended December 31, 1999 was $722,076, and is primarily attributable to net advances received under promissory notes of approximately $1,488,049, which is offset by an increase of approximately $443,265 in notes receivable advances.

     Mountain States management believes that a shift to the lower-rate SourceOne, prior to the delayed expansion of funds expected from the new notes offering, was an important factor in reduced revenue. Mountain States was unable to seek additional capital while the new offering was pending. Management believes that this timing error will be corrected in future periods. Management of Mountain States implemented SourceOne believing expecting that funds from a new notes offering would be available in early- to mid-2000. Instead, the offering was not filed until May 12, 2000, and did not become effective until November 22, 2000. Also, during the almost 11 months of inactivity, the company paid off in whole or part $522,685 in notes, and was unable to sell notes, or even renew notes which came due. In addition, the company accrued over $300,000 in offering expenses during calendar 2000. Further, because of the uncertainty of matters relating to the rescission offer, Mountain States retained much higher-than-normal balances of cash in banks to respond to unexpected events. All of the foregoing limited funds availability for Mountain States' lending programs. As a consequence, the company was required to curtail marketing efforts among its dealer clientele, and to manage its affairs so as to maintain loan volume, which nevertheless increased to its highest historic level.

MATURE OUTSTANDING NOTES

     As of February 28, 2001, Mountain States had not paid the principal of 10 outstanding mature notes, which puts Mountain States technically in default on these notes. Principal and accrued interest on the mature outstanding notes is approximately $190,413.13. Mountain States has promptly honored, and plans to continue to honor, any requests for redemption of mature outstanding notes and continues to timely pay the normal monthly interest payments on all outstanding mature notes. These outstanding notes have not been repaid because all of the holders have instructed Mountain States to continue their investments, despite rescission offers to repay the outstanding note with cash, or exchange it for a new note, and despite the fact that their respective notes have become due and payable. Management expects to pay off all these mature notes timely, as holders request.

     Mountain States has paid all interest payments due to its outstanding notes holders on time.

FINANCIAL IMPACT OF RESCISSION OFFER

     As expected, the rescission offer had a minimal financial impact on Mountain States operations. Most of the outstanding notes' holders elected to purchase new notes. However, Mountain States' capital resources and ability to raise funds has been limited by the rescission offer process and events related thereto.

     Mountain States expects to initiate legal proceedings against former counsel in order to recover the substantial costs of the rescission offer, the administrative fine assessed by the State of Texas, lost profits, and other damages. Mountain States has presented a claim to former counsel's insurance carrier, and has selected litigation counsel. Negotiations and investigations to determine if the controversy can be settled short of litigation are ongoing. Although management believes this issue will be settled prior to litigation, if it cannot be done so at a satisfactory level, Mountain States will initiate legal proceedings. While there can be no assurance of the outcome of such proceedings or the amount of damages ultimately awarded, Mountain States believes it incurred significant damages arising from the opinion of its former counsel, some, or all, of which may prove recoverable.

     Mountain States intends to diversify its fund-raising activities to eliminate its reliance on a single form of raising capital. In addition to the new notes offering, Mountain States anticipates future funding to be a combination of preferred and common stock offerings, institutional loans and/or lines of credit. Management believes that this variation of debt and equity will decrease Mountain States' interest expense, thus increasing margins and profitability. Mountain States also expects that diversification will allow for continued growth and financial stability in future periods without undue reliance on a single source of funds.

     Management expects its expenditure and loan capital requirements to increase in future periods depending on the rate of Mountain States' expansion, Mountain States' operating results, and other adjustments in its operating plan as needed in response to competition or unexpected events. Management believes that the net proceeds from the offering, together with available borrowings and Mountain States' current cash and cash equivalents, will be sufficient to meet anticipated cash needs for working capital, capital expenditures, and required debt payments for the next year. If Mountain States is unable to meet its liquidity requirements or if its liquidity requirements increase, Mountain States may require additional financing, or to reduce its dealer loans outstanding debt, but there can be no assurance that Mountain States will be able to access any additional funding.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See index at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and officers serve for one-year terms and may succeed themselves. The regular term of office begins on March 15 of each calendar year. The name, age, background and principal occupation of the directors and executive officers of the Company are set forth below:

     KIM COLLINS. CHIEF EXECUTIVE OFFICER, DIRECTOR. AGE 52. Mr. Collins has served as a director since 1997, as a Vice President from 1997 to 1999, and as Chief Executive Officer since January 2000. Mr. Collins has 12 years' wholesale and retail experience in the automotive industry, including marketing, finance, and sales.

     CHAD COLLINS. PRESIDENT, SECRETARY, TREASURER, DIRECTOR. AGE 29. Mr. Collins has served as Secretary, Treasurer and Director of Mountain States since March 1997. Mr. Collins became President of Mountain States in October 1997. Mr. Collins has nine years' experience in the automotive industry.

     There are family relationships among the directors and executive officers of the Company. Kim Collins is Chad Collins' father, and Vivian Collins, preferred shareholder, is Kim Collins' mother and Chad Collins' grandmother.

     None of the Company's directors hold directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation is paid to directors of Mountain States as such. The following table provides summary information concerning compensation paid to Mountain States' Chief Executive Officer and President. No other executive officer who was serving as an executive officer on December 31, 2000, had an aggregate annual salary and bonus exceeding $100,000 for the fiscal year ended December 31, 2000.

SUMMARY COMPENSATION TABLE

                                                                           Long-Term Compensation
                                         Annual Compensation                       Awards
                                    ---------------------------------    ---------------------------
                                                                          Securities
Name and                                                 Other Annual     Underlying     All Other
Principal Position       Year        Salary     Bonus    Compensation    Options/SARs   Compensation
- ------------------       ----        ------     -----    ------------    ------------   ------------
Kim Collins              2000        88,899       --          --              --            --
Chief Executive          1999       104,228       --          --              --            --
Officer                  1998       104,083       --          --              --            --

Chad Collins             2000        84,760       --          --              --            --
President                1999        89,733       --          --              --            --
                         1998        86,547       --          --              --            --

(1) In 1997, Kim Collins received $23,600 in compensation as a consultant to Mountain States.

(2) In 1997, Chad Collins received $23,600 in compensation as a consultant to Mountain States.

OPTION/SAR/LTIP GRANTS IN LAST FISCAL YEAR

     No executive officer named in the Summary Compensation Table received stock option grants, stock appreciation rights or long term incentive plans during the fiscal year ended December 31, 2000.

FISCAL YEAR-END OPTION VALUES

     No executive officer named in the Summary Compensation Table had options outstanding as of December 31, 2000, nor exercised any options during the fiscal year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of the date of this prospectus the beneficial ownership of Mountain States' common stock and preferred stock (Series "A" Preferred Stock) as of December 31, 2000 by:

     *    each officer,

     *    each director, and

     * each person owning more than five percent of any class of Mountain States' voting securities.

As of the date of this prospectus, there are no other equity securities outstanding, other than the common stock and preferred stock. The common shares are the only voting shares. Chad Collins is the only shareholder who is also a director or officer of Mountain States.

Name and Address of                                  Number of
Beneficial Owner                                      Shares          Percentage
- ----------------                                      ------          ----------

COMMON STOCK
Chad Collins                                        1,000,000             96%
1407 East Thomas Road
Phoenix, Arizona 85014

Cledis and Patricia Weatherford (3)                   29482.9              3%
14430 North 44th Street
Phoenix, Arizona 85032

Vivian Collins (4)                                       8500             .8%
500 Highway #119
Longmont, Colorado 80504

Michael Casey (5)                                      2926.1             .2%
3541 East 99th Lane
Thornton, Colorado 80229

PREFERRED STOCK
Cledis and Patricia Weatherford                       294,829             72%(1)
14430 North 44th Street
Phoenix, Arizona 85032

Vivian Collins (2)                                     85,000             21%(1)
500 Highway #119
Longmont, Colorado 80504

Michael Casey                                          29,261              7%(1)
3541 East 99th Lane
Thornton, Colorado 80229

(1)  Percentage of outstanding preferred stock only.

(2)  Mother of Kim Collins and grandmother of Chad Collins.
(3) Number of shares of common stock Mr. and Mrs. Weatherford have a right to acquire upon exercise of 10:1 stock conversion rights.
(4) Number of shares of common stock Ms. Collins has a right to acquire upon exercise of 10:1 stock conversion rights.
(5) Number of shares of common stock Mr. Casey has a right to acquire upon exercise of 10:1 stock conversion rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999, Chad Collins received advances from Mountain States totaling $31,000. This is a 10% interest bearing loan that is payable on demand, with a balance due of $32,521.37 as of December 31, 2000. During 1998, Kim Collins received advances from Mountain States totaling $14,107. This is a 10% interest bearing loan that is payable on demand, with a balance due of $12,097.32 as of December 31, 2000. Mountain States has not made any other loans to Chad or Kim Collins. Because Chad Collins and Kim Collins were the only board members of Mountain States at the time these loans were made, no independent directors approved these loans.

     All future affiliated transactions will be made or entered into on terms that are no less favorable to Mountain States than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of Mountain States' board of directors must approve future affiliated transactions and forgiveness of loans.

     Chad Collins founded Mountain States on March 13, 1997, initially holding the positions of Treasurer and Secretary. Thereafter, in October 1997, Chad Collins assumed the office of President for Mountain States after its President, Michael Casey, resigned in April 1997. Chad Collins has received 1,000,000 shares of common stock, valued at approximately $1,000 at time of issue, and is paid an annual salary for his services to Mountain States. In 2000, Chad Collins received $84,760 in salary, a decrease of $4,973 from his 1999 salary. In 1999, Chad Collins received $89,733 in salary, an increase of $3,186 from his 1998 earnings. He receives no bonus, options or other compensation from Mountain States.

     Mountain States distributed to Chad Collins $61,317 in 1998, $36,847 in 1999 and $16,724 in 2000. Due to its status as an S-corporation during 1997,1998 and 1999, these distributions were made primarily for the purpose of paying income taxes on Mountain States' earnings that were attributed to Chad Collins' personal income for tax purposes under section 1361 of the U.S. Internal Revenue Code and related regulations.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a)  Financial Statements and Schedules:

          The financial statements listed in the Index to Financial Statements are filed as part of this annual report.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed in the three month period ended December 31, 2000.

     (c)  Exhibits:

Exhibit
Number           Exhibit                                 Reference
- ------           -------                                 ---------
 3.1         Articles of Incorporation          Registration Statement on Form
                                                SB-2 filed on May 12, 2000 and
                                                July 10, 2000.

 3.2         Bylaws                             Registration Statement on Form
                                                SB-2 filed on July 10, 2000.

 4           Trust Indenture                    Registration Statement on Form
                                                SB-2/A filed on July 10, 2000.

 23          Consent of Independent Auditors    Attached

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

                                        MOUNTAIN STATES CAPITAL, INC.


                                        By: /s/ Kim Collins
                                           -------------------------------------
                                           Kim Collins, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

MOUNTAIN STATES CAPITAL, INC.                        Date:


/s/ Kim Collins                                      March 30,2001
- ---------------------------------------              -------------
By Kim Collins, Chief Executive Officer              Date
By (Signature and Title)

                                    CONTENTS

Independent Auditors' Report  .............................................  F-1

Balance Sheets at December 31, 2000 and 1999 ..............................  F-2

Statements of Operations For the Years Ended
  December 31, 2000 and 1999...............................................  F-3

Statements of Stockholders' Equity For the Years
  Ended December 31, 2000 and 1999.........................................  F-4

Statements of Cash Flows For the Years Ended
  December 31, 2000 and 1999 ..............................................  F-5

Notes to the Financial Statements .........................................  F-7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Mountain States Capital, Inc.
Phoenix, Arizona 85016

We have audited the accompanying balance sheets of Mountain States Capital, Inc., (the Company), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the periods indicated, in conformity with generally accepted accounting principles.


/s/ Clancy and Co., P.L.L.C.

Phoenix, Arizona
February 15, 2001

                          MOUNTAIN STATES CAPITAL, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                          2000           1999
                                                      -----------    -----------
ASSETS
  Cash                                                $   430,767    $   227,958
  Finance and Notes Receivables, net (Note 3)           2,335,349      2,534,897
  Prepaid Expenses                                         32,833         59,786
  Fixed Assets, Net (Note 5)                              467,297        425,614
  Security Deposits                                         4,847          6,412
  Officer Loans (Note 4)                                   45,908         46,347
  Deferred Tax Asset (Note 10)                             26,250              0
                                                      -----------    -----------
     Total Assets                                     $ 3,343,251    $ 3,301,014
                                                      ===========    ===========

LIABILITIES
  Senior Debt (Note 6)                                $   491,924    $ 2,685,360
  Subordinated Debt (Note 7)                            2,344,565              0
  Bridge Loans (Note 8)                                   580,000              0
  Accounts Payable and Accrued Liabilities (Note 9)       104,832         33,601
  Capital Lease Obligations (Note 9)                       49,992              0
                                                      -----------    -----------
     Total Liabilities                                  3,571,313      2,718,961

Contingencies and Commitments (Note 9)

STOCKHOLDERS' EQUITY
  Preferred Stock, Authorized 1,000,000 Shares of
    No Par Value, Issued and Outstanding,
    409,090 Shares Series A                               409,090        409,090
  Common Stock, Authorized 25,000,000 Shares of
    No Par Value, Issued and Outstanding 1,000,000          1,000          1,000
  Retained Earnings (A Deficit)                          (638,152)       171,963
                                                      -----------    -----------
     Total Stockholders' Equity (A Deficit)              (228,062)       582,053
                                                      -----------    -----------

     Total Liabilities and Stockholders' Equity       $ 3,343,251    $ 3,301,014
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          MOUNTAIN STATES CAPITAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                        Year Ended December 31,
                                                      --------------------------
                                                         2000            1999
                                                      -----------    -----------
Revenues
  Finance Fee Income                                  $   883,815    $   971,350
  Document Fee Income                                     161,754        201,618
  Interest Income                                           7,329          4,193
                                                      -----------    -----------
Total Revenues                                          1,052,898      1,177,161

Operating Expenses
  Interest Expense                                        574,026        514,370
  Salaries and Fringe Benefits                            366,074        298,109
  Provision For Loan Losses                                95,837              0
  Other Operating Expenses                                762,966        314,494
                                                      -----------    -----------
Total Expenses                                          1,798,903      1,126,973
                                                      -----------    -----------

Net Income (Loss) Before Taxes                           (746,005)        50,188

Provision (Benefit) For Income Taxes (Note 10)            (26,250)             0
                                                      -----------    -----------

Net Income (Loss)                                     $  (719,755)   $    50,188

Less: Preferred Dividends                                  73,636              0
                                                      -----------    -----------

Net Income (Loss) Available to Common Stockholder     $  (793,391)   $    50,188
                                                      ===========    ===========

Basic and Diluted Income (Loss) Per Common Share      $     (0.79)   $      0.05
                                                      ===========    ===========
Basic and Diluted Weighted Average Number of
  Shares Outstanding                                    1,000,000      1,000,000
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          MOUNTAIN STATES CAPITAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999


                                                        Year Ended December 31,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------
Preferred Stock
  Conversion of Debt to Series A Preferred Stock
   at $1.00 Per Share, December 1999                   $ 409,090      $ 409,090
                                                       ---------      ---------
  Balance, End of Year                                   409,090        409,090

Common Stock
  Balance, Beginning of Year                               1,000          1,000
                                                       ---------      ---------
  Balance, End of Year                                     1,000          1,000

Retained Earnings
  Balance, Beginning of Year                             171,963        158,622
  Net Income (Loss)                                     (719,755)        50,188
  Preferred Dividends                                    (73,636)             0
  Cash Distribution to Common Stockholder                (16,724)       (36,847)
                                                       ---------      ---------
  Balance, End of Year                                  (638,152)       171,963
                                                       ---------      ---------

Total Stockholders' Equity                             $(228,062)     $ 582,052
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                          MOUNTAIN STATES CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                     Year Ended December 31,
                                                                                 ------------------------------
                                                                                   2000                 1999
                                                                                 ---------            ---------
Cash Flows From Operating Activities
  Net Income (Loss)                                                            $   (719,755)        $     50,188
  Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities
  Depreciation                                                                       45,332               22,737
  Provision For Loan Losses                                                          95,837                    0
  Loss on Disposal of Fixed Assets                                                    1,910                    0
  Changes in Assets and Liabilities
   (Increase) Decrease in Prepaid Expenses                                           26,953              (58,364)
   (Increase) Decrease in Security Deposits                                           1,565               (1,250)
   (Increase) Decrease in Accrued Interest Receivable                                 2,238               (3,528)
   (Increase) Decrease in Deferred Taxes                                            (26,250)                   0
   Increase (Decrease) in Deferred Charges                                          (30,435)                   0
   Increase (Decrease) in Accounts Payable                                           71,231               33,601
                                                                               ------------         ------------
  Total Adjustments                                                                 188,381               (6,804)
                                                                               ------------         ------------
          Net Cash Flows Provided By (Used In) Operating Activities                (531,374)              43,384

Cash Flows From Investing Activities
  Loans Originated                                                               24,802,524           23,020,555
  Loans Repaid                                                                  (24,464,701)         (23,577,079)
  Advances to Officers                                                               (1,800)             (28,712)
  Purchase of Fixed Assets                                                          (56,450)             (75,207)
                                                                               ------------         ------------
          Net Cash Flows Provided By (Used In) Investing Activities                 279,573             (660,443)

Cash Flows From Financing Activities
  Net Advances Under Notes Receivable                                              (234,112)            (443,265)
  Borrowings (Repayments) Under Promissory Notes                                   (389,180)           1,488,049
  Proceeds From the Sale of Notes Under the Offering                                346,000                    0
  Advances Under Bridge Loans                                                       580,000                    0
  Gross Borrowings (Repayments) Under Line of Credit                                281,250             (281,250)
  Repayment of Deferred Bank Loan                                                   (35,000)                   0
  Repayments Under Installment Notes Payable                                         (3,409)                   0
  Repayments Under Capital Lease Obligations                                           (579)                   0
  Repayments Under Installment Note                                                       0               (4,611)
  Distributions to Stockholder                                                      (16,724)             (36,847)
  Preferred Dividends                                                               (73,636)                   0
                                                                               ------------         ------------
          Net Cash Provided By Financing Activities                                 454,610              722,076
                                                                               ------------         ------------
Increase in Cash and Cash Equivalents                                               202,809              105,017
Cash and Cash Equivalents, Beginning of Year                                        227,958              122,941
                                                                               ------------         ------------
Cash and Cash Equivalents, End of Year                                         $    430,767         $    227,958
                                                                               ============         ============
Supplemental Information:
Cash paid for:
  Interest                                                                     $    574,026         $    518,023
                                                                               ============         ============
  Income taxes                                                                 $          0         $          0
                                                                               ============         ============

   The accompanying notes are an integral part of these financial statements.

                                                                                     Year Ended December 31,
                                                                                 ------------------------------
                                                                                   2000                 1999
                                                                                 ---------            ---------
Noncash Investing and Financing Activities:
  Notes Converted Through The Rescission Offer                                 $  2,029,000         $          0
                                                                               ============         ============
  Refinance of Bridge Loan Through another Bridge Loan                         $    500,000         $          0
                                                                               ============         ============
  Fixed Assets Acquired Under Capital Lease                                    $     50,572         $          0
                                                                               ============         ============
  Exchange of Vehicle Under Installment Notes Payable for
   one Under Operating Lease                                                   $     18,097         $          0
                                                                               ============         ============
  Acquisition of Building Financed By Notes Payable/Line of Credit             $          0         $    316,250
                                                                               ============         ============
  Conversion of Promissory Notes Payable to Preferred Stock                    $          0         $    409,090
                                                                               ============         ============

   The accompanying notes are an integral part of these financial statements.

                          MOUNTAIN STATES CAPITAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION

Mountain States Capital, Inc. (the Company) was formed and organized under the laws of the State of Arizona on March 13, 1997, with an authorized capital of 25,000,000 shares of no par value common stock. On December 28, 1999, Mountain States amended its articles of incorporation to increase its authorized capital by 1,000,000 shares of no par value preferred stock.

The Company's board of directors has the authority to issue preferred stock in one or more series and to fix the number of shares, designations, voting powers, preferences, optional and other special rights, and the restrictions or qualifications thereof. The Board of Directors has designated 500,000 shares of preferred stock as Series A Preferred Stock, which entitles the holders to receive cumulative cash dividends at the rate of 18% per annum, payable monthly through December 31, 2002, and thereafter, are entitled to receive cumulative cash dividends at the rate of 9% per annum. Dividends are charged against retained earnings. The preferred shares are convertible, at the holder's option, into fully paid and nonassessable whole shares of common stock on a 10:1 basis upon prior written notice. The preferred stock ranks senior to the Company's common stock as to dividends and liquidation rights. The holders of Series A Preferred Stock have no voting rights on any matter to be voted on by the holders of Common Stock, including the right to elect directors. The Series A preferred stock does not have a sinking fund.

Mountain States provides short-term inventory financing, known in the automotive industry as "floor planning," to independent retail and wholesale automobile dealers. Mountain States provides its inventory financing through two distinct lending programs, the primary difference being the fee structure and the term of the loan. The "Mountain States" program, offered to all dealers, offers loans from five to thirty days in five-day increments and charges a financing fee for the number of days the loan is outstanding plus a $40 documentation fee. The "SourceOne" program, offered to qualified dealers, provides flat fee pricing, lines of credit, and same day funding and repayment terms of up to one month. The Mountain States program is also used as an overdraft accommodation for dealers currently using the SourceOne program. Rather than increase the dealer's line of credit, the Company may provide a short-term advance under the Mountain States program.

Mountain States is presently concentrating its activities in Maricopa County, Arizona and has opened a branch office in Houston, Texas.

The Company's financial statements have been prepared assuming the company will continue as a going concern. For the year ended December 31, 2000, the Company incurred a significant net loss and total liabilities exceeded total assets, resulting in a net stockholders' deficit. These factors raised substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern was alleviated because the primary factors causing the net operating loss were fees incurred to file a Form SB-2 Registration Statement with the SEC to register its debt securities for sale and the temporary bridge loans obtained to temporarily fund operations and partially to pay down mature outstanding notes during the registration process. The Company was approved and began offering the notes for sale on November 22, 2000, and has raised approximately $250,000 as of the date of issuance of these financial statements. Additionally, for the one month ended January 2001, the Company generated a modest profit. Management's plans to retire debt include using the funds it raises to pay down old outstanding promissory notes, bridge loans, and its line of credit.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

METHOD OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

ECONOMIC RISKS

In the normal course of business, the Company encounters economic risks which are comprised of interest rate risk, credit or lending risk, and market risk. Interest rate risk is the risk that unfavorable discrepancies will occur between the rates of interest earned by the Company on its floor plan loans and its own costs of borrowing funds in the market. Credit or lending risk is the risk of default on the Company's floor plan loans that results from the dealers' inability to make required payments. Market risk reflects changes in the value of collateral underlying the floor plan loans and the valuation of the Company's owned real estate.

The determination of allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. Management believes that the allowance for loan losses is adequate based on information currently available. A worsening in the state of the general economy or a protracted economic decline could increase the likelihood of losses due to credit and market risks and could create the need for substantial additions to the allowance for loan losses.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in excess of $100,000 at local banks. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000.

FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost and are depreciated on accelerated methods over their estimated useful lives.

INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of deferred charges representing fees paid for the sale of promissory notes. The Company amortizes the intangible assets using the straight-line method over the term of the specific promissory note. Continually, the Company evaluates whether the estimated useful life used to amortize the intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the assets' estimated useful life, and records the change prospectively.

REVENUES

Revenues consists of finance fees and documentation fees from providing short-term financing and are recognized at the time financing arrangements have been completed. A pre-qualified automobile dealer obtains a loan from Mountain States for a short-term (from one to thirty days) for a fee, by executing a "Security Agreement," which establishes the terms and conditions of loans by Mountain States to the dealer, and a "Promissory Note, " which has the vehicle title attached to it. Mountain States holds the vehicle title during the duration of the loan. When the loan is paid off, the title is returned to the dealer. The number and amount of loans outstanding with each dealer is determined by Mountain States lending policy, assessment, and experience with that dealer.

ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses represents the provision charged to operations, decreased by charge-offs, net of recoveries. The allowance for loan losses is maintained at a level that, in management's judgment, is sufficient to absorb losses inherent in the finance receivables. Management periodically evaluates the adequacy of the allowance which is based on the Company's past loan loss experience, the dealer's ability to repay, the estimated value of any underlying collateral, and current economic conditions. When management determines that it is unlikely to recover, from any source, the amount of its advance, then the Company increases the allowance for loan losses or reduces the carrying value of the receivable to its estimated fair value and makes a charge to its allowance for loan losses in an amount equal to the difference between the Company's investment and its estimated fair value, in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." Management believes that the allowance for loan losses is adequate based on information currently available.

INCOME TAXES

Effective January 1, 2000, the Company adopted the provision of Statement of Accounting Standards, "SFAS", No. 109, "Accounting for Income Taxes," and account for income taxes under these provisions. Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company was an "S" Corporation until December 31, 1999, and therefore all taxable income or losses and available tax credits were passed from the corporate entity to the individual stockholder. It was the responsibility of the individual stockholder to report the taxable income or losses and tax credits, and to pay any resulting income taxes. Thus, there is no provision for income taxes included for the year ended December 31, 1999.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs expensed for the years ended December 31, 2000 and 1999, was $64,689 and $12,145.

PER SHARE OF COMMON STOCK

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

USE OF ESTIMATES

In conformity with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ significantly from those estimates.

CAPITAL STRUCTURE

The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

BUSINESS SEGMENT INFORMATION

The Company operates in one industry segment, that being short-term inventory financing, known in the automotive industry as "floor planning," to independent retail and wholesale automobile dealers. The Company offers two lending programs and manages its business as two operating segments: (1) the Mountain States Program and (2) the SourceOne Program.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, "Disclosure About Fair Value of Financial Instruments, which requires the disclosure of fair value information about financial instruments when it is practicable to estimate that fair value and excessive costs would not be incurred, the following methods and assumptions were used in estimating the fair value of financial instruments: cash and cash equivalents-the carrying amounts for cash and cash equivalents approximate fair value; finance and notes receivables, prepaid expenses, officer loans, accounts payable and accrued liabilities-the carrying amounts approximate fair value due to their short maturities; and senior debt, subordinated debt, and bridge loans-the amounts are recorded at book values, which approximate the respective fair values, due to their short maturities.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No.
133. "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities.
SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 137 had no effect on the Company's financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company implemented SAB 101 effective January 1, 2000. SAB 101 does not have a significant effect on the Company's financial statements.

PRESENTATION

Certain prior year amounts have been reclassified to conform to fiscal 1999 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

PENDING ACCOUNTING PRONOUNCEMENTS

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - FINANCE AND NOTES RECEIVABLES

Finance and Notes Receivables, net of allowance for loan losses of $48,520 and $25,102 at December 31, 2000 and 1999, respectively, consists of the following at December 31:

                                                     2000               1999
                                                  -----------       -----------
Finance Receivables (1)                           $ 1,612,944       $ 1,950,768
Notes Receivables (2)                                 770,925           609,231
                                                  -----------       -----------
Total Finance and Notes Receivables                 2,383,869         2,559,999
Allowance for Loan Losses                             (48,520)          (25,102)
                                                  -----------       -----------
Finance and Notes Receivables, Net                $ 2,335,349       $ 2,534,897
                                                  ===========       ===========

(1) Finance receivables consists entirely of dealer floor plan loans secured by the vehicle title, and due within thirty days.
(2) Notes Receivable represent certain finance receivables that management converted to notes due to lack of payment on a timely basis. Mountain States has successfully obtained a secured interest in all of the property collateralized by the notes and does not anticipate any losses from these loans. Mountain States is committed to protecting its interests.

Changes in the allowance for loan losses were as follows:

Balance, December 31, 1998                                             $ 25,102
Provision for loan losses                                                     0
Loans Charged Off                                                             0
Recoveries                                                                    0
                                                                       --------
Balance, December 31, 1999                                               25,102
Provisions for loan losses                                               95,837
Loans Charged Off                                                       (72,419)
Recoveries                                                                    0
                                                                       --------
Balance, December 31, 2000                                             $ 48,520
                                                                       ========

NOTE 4 - RELATED PARTY TRANSACTIONS

Officer loans of $45,908 and $46,347, including accrued interest of $1,290 and $3,528, at December 31, 2000 and 1999, respectively, represent advances to officers. These loans are unsecured, bear interest at 10% and are due on demand.

NOTE 5 - FIXED ASSETS

Fixed Assets consists of the following at December 31:

                                                         2000             1999
                                                       --------         --------
Building and Improvements                              $407,551         $375,895
Vehicles                                                 63,063           74,874
Furniture and Fixtures                                   14,776            8,644
Computer Equipment                                       47,474            7,669
                                                       --------         --------
Total                                                   532,864          467,082
Less Accumulated Depreciation                            65,567           41,468
                                                       --------         --------
Net Book Value                                         $467,297         $425,614
                                                       ========         ========

Depreciation expense charged to operations during 2000 and 1999 was $45,332 and $22,737, respectively.

NOTE 6 - SENIOR DEBT

Senior debt consists of the following at December 31:

                                                       2000              1999
                                                    ----------        ----------
Line of Credit (1)                                  $  281,250        $        0
Bank Loan (2)                                                0            35,000
Installment Notes Payable (3)                                0            21,506
Promissory Notes Payable (4)                           210,674         2,628,854
                                                    ----------        ----------
Total                                               $  491,924        $2,685,360
                                                    ==========        ==========

(1) Line of Credit - Mountain States operates under a line of credit dated November 9, 1999, in the original amount of $281,250. Interest payments are due monthly on the ninth of each month, payable at 9.75% of the unpaid outstanding principal balance of each advance. The line of credit is secured by the building located at 1407 E. Thomas Road, Phoenix, Arizona, the Company's headquarters, and personally guaranteed by the Company's president. The loan is due in full on November 9, 2001. At December 31, 2000, the Company was fully advanced under the line of credit.
(2) Bank Loan - represents a carryback loan of $35,000 encumbered to purchase the building located at 1407 E. Thomas Road, Phoenix, Arizona, the Company's headquarters. The loan was paid in full during 2000.
(3) Installment Notes Payable - represents a vehicle loan with Chrysler Financial Services for a 1998 Dodge Durango, payments due in sixty monthly installments of $634.88 each, beginning July 3, 1998, including interest at 12.5%. The loan is secured by the vehicle. During 2000, the vehicle was traded in for another vehicle financed under an operating lease.

(4) Promissory Notes Payable - represent various promissory notes (consisting of 15 at December 31, 2000 and 75 at December 31, 1999), written for a basic period of nine months, pay simple interest on the principal balance of the note at varying rates from 18-24% per annum, and payable monthly on the last day of the month unless the holder elects to defer interest payments, which are compounded monthly until paid. All accrued interest was paid through December 31, 2000 and 1999. These notes are due on demand after ninety days written notice. The Company has the right to prepay the outstanding principal, in whole or in part, without penalty at any time. These notes are technically in default. All notes are secured by a general pledge of all assets owned or later acquired by the Company, which primarily represent cash, finance and notes receivables, and the Company's office building where it is headquartered. See Note 7.

NOTE 7 - SUBORDINATED DEBT

During 2000, Mountain States filed a Form SB-2 Registration Statement under the Securities Act of 1933 to offer to the holders of the outstanding promissory notes payable at December 31, 1999, the opportunity to rescind or void their purchase of the outstanding notes, on or before February 14, 2001. In addition, Mountain States offered to sell up to $10,000,000 aggregate principal amount of 18%, 12 month, unsecured newly issued promissory notes at their face amount, $5,000 minimum value, offering period terminating no later than March 1, 2002.

In connection with the offering, Heritage West Securities, Inc., the Company's registered broker-dealer underwriting the offering of the new promissory notes, is entitled to compensation of 1.5% of all new notes sold to purchasers who have a preexisting relationship with the Company and 3% of all new notes sold to purchasers who are identified by Heritage West and have no existing relationship with the Company other than only as new note holders. The Company also agreed to pay Heritage West a fee equal to the greater of $25,000 or 1.5% of the total amount of principal and accrued but unpaid interest of the outstanding notes applied toward the purchase of new notes by rescission offerees who have accepted the rescission offer. As of December 31, 2000, $22,500 has been paid and $7,935 is included in accounts payable. Total fees earned of $30,435 are classified as a contra account to Subordinated Debt and are amortized ratably over the life of the promissory notes, which is twelve months. See Note 12.

The new notes consist of two types: (1) monthly payment new notes, on which accrued interest is paid on a monthly basis, and (2) accrual new notes, on which accrued interest is compounded monthly and earn interest until the maturity date. The holders of new notes have the right to require the Company to repurchase them on 90 days advance written notice to the Company's trustee, U.S. Bank Trust and the Company. In addition, the Company reserves the right to exercise its optional redemption rights. Mountain States may redeem the new notes for cash, in whole, at any time prior to maturity, and without penalty. The redemption amount includes 100% principal and unpaid but accrued interest.

Subordinated debt at December 31, 2000, represents the holders of promissory notes responding to the rescission offer in addition to newly issued promissory notes as follows:

Holders accepting the rescission offer                              $ 2,029,000
Newly issued promissory notes                                           346,000
                                                                    -----------
Total Subordinated Debt                                             $ 2,375,000
Less Deferred Charges                                                   (30,435)
                                                                    -----------
Net Subordinated Debt                                               $ 2,344,565
                                                                    ===========
NOTE 8 - BRIDGE LOANS

During the year, the Company obtained three separate bridge loans to fund additional floor planning loans and partly to repay mature outstanding promissory notes from Heritage West, L.L.C., a related party to Heritage West Securities, Inc., the Company's registered broker-dealer underwriting the offering of the new promissory notes. The bridge loans and terms are as follows:

(1) $500,000 - dated September 30, 2000, unsecured, bearing interest at 24% per annum, interest due monthly, and payable in full on December 31, 2000, with the option to extend the term for three consecutive 30-day periods.

(2) $55,000 - dated November 30, 2000, unsecured, bearing interest at 24% per annum, interest due monthly, and payable in full on December 31, 2000, with the option to extend the term for three consecutive 30-day periods.

(3) $25,000 - dated December 15, 2000, unsecured, bearing interest at 24% per annum, interest due monthly, and payable in full on December 31, 2000, with the option to extend the term for three consecutive 30-day periods.

All three bridge loans, including outstanding principal and interest, are due March 31, 2001. Mountain States has paid all accrued interest through December 31, 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Mountain States has the following commitments and contingencies at December 31:

COMMITMENTS - Mountain States operates under a line of credit dated November 9, 1999, in the original amount of $281,250. Interest payments are due monthly on the ninth of each month, payable at 9.75% of the unpaid outstanding principal balance of each advance. The loan is due in full on November 9, 2001. At December 31, 2000, the Company was fully advanced under the line of credit.

OPERATING LEASES - Mountain States leases office and equipment under various noncancelable operating lease agreements which expire through September 2004. Rent expense charged to operations during 2000 and 1999 was $11,561 and $33,764, respectively. Future minimum rentals are due as follows: (2001: $10,149), (2002:
$7,838), (2003: $7,838), and (2004: $5,226).

CAPITAL LEASES - Mountain States leases various office and equipment under capital leases which contain purchase options at the end of the leases. Assets under capital leases are summarized as follows at December 31:

Vehicles                                                                 $26,328
Computer Equipment                                                        24,244
                                                                         -------
Total                                                                     50,572
Accumulated Depreciation                                                   6,005
                                                                         -------
Net Assets                                                               $44,567
                                                                         =======

Future minimum payments under noncancelable leases are as follows:

2001                                                                   $ 15,502
2002                                                                     15,502
2003                                                                     15,502
2004                                                                     10,174
2005                                                                      6,362
                                                                       --------

Total minimum lease payments                                             63,042
Less amount representing interest                                       (13,050)
                                                                       --------
Present Value of the minimum lease payments                            $ 49,992
                                                                       ========

OFFERING COSTS - Mountain States is committed to pay compensation to Heritage West Securities, Inc., the Company's registered broker-dealer underwriting the offering of the new promissory notes, based on the new notes sold. Heritage West is entitled to 1.5% of all new notes sold to purchasers who have a preexisting relationship with the Company and 3% of all new notes sold to purchasers who are identified by Heritage West and have no existing relationship with the Company other than only as new note holders. The Company also agreed to pay Heritage West a fee equal to the greater of $25,000 or 1.5% of the total amount of principal and accrued but unpaid interest of the outstanding notes applied toward the purchase of new notes by rescission offerees who have accepted the rescission offer. As of December 31, 2000, $22,500 has been paid and included in accounts payable is $7,935. See Note 12.

CONTINGENCIES - On January 21, 2000, the State of Texas State Securities Board entered into an Administrative Order against Mountain States assessing a $30,000 administrative fine for the sale of unregistered securities in Texas in the form of promissory notes. Mountain States had sold those notes during 1999 by placing advertisements in publications of general circulation in Texas. The order has been executed by all of the parties and the Company has paid the fine. Included in the 1999 financial statements is an accrual of $30,000 for this fine.

NOTE 10 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2000, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is a result of the following:

Deferred Tax Asset
- ------------------
Net operating loss carryforward                                       $ 269,753

Deferred Tax Liability
- ----------------------
Allowance for loan losses                                                 7,962
                                                                      ---------

Total                                                                   261,791
Valuation Allowance                                                    (235,541)
                                                                      ---------
Net Deferred Tax Assets                                               $  26,250
                                                                      =========

A reconciliation between the statutory federal income tax rate (34%) and the effective income rate of income tax expense for the year ended December 31, 2000 is as follows:

Statutory Federal Income Tax Rate                                        (34.0)%
Change in Valuation Allowance                                             37.3%
                                                                          ----
Effective Income Tax Rate                                                 (3.3)%
                                                                          ====

The benefit for income taxes at December 31, 2000 consisted of a deferred tax asset.

The net change in the valuation allowance for the year ended December 31, 2000, was a decrease of $235,541. The Company has available net operating loss carryforwards of approximately $793,000 for tax purposes to offset future taxable income, which expire in the year 2020.

During 1999, the Company was an S Corporation, all taxable income or losses and available tax credits were passed from the corporate entity to the individual stockholder. It was the responsibility of the individual stockholder to report the taxable income or losses and tax credits, and to pay any resulting income taxes. Thus, there is no provision for income taxes for the year ended December 31, 1999.

Subsequent to its election of S Corporation status, the Company paid a distribution of $16,724 to its sole shareholder to pay for the 1999 earnings of the S Corporation taxed at the individual level. The distribution was made during the post-termination period, defined as the 120-day period beginning on the date following the S corporation's election termination, and therefore is treated as if the distribution were made by an S Corporation.

NOTE 11 - SEGMENT INFORMATION

Beginning July 1999, Mountain States managed its lending programs as two operating segments: (1) the Mountain States Program and (2) the SourceOne Program. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings. Due to the early stage nature of the SourceOne Program, management allocates primarily all of its corporate, selling and general and administrative expenses to the Mountain States Program. Segment information is as follows at December 31:

                                 Mountain States     SourceOne
2000                                 Program          Program            Total
                                    ----------       ----------       ----------
Revenues                            $  878,839       $  174,059       $1,052,897
Operating Loss                         634,104          111,901          746,005
Total Assets                         2,717,882          625,369        3,343,251
Fixed Assets                           532,864                0          532,864
Depreciation                            45,332                0           45,332

                                 Mountain States     SourceOne
1999                                 Program          Program            Total
                                    ----------       ----------       ----------
Revenues                            $1,123,234       $   53,927       $1,177,161
Operating Income                        42,660            7,528           50,188
Total Assets                         2,979,807          321,207        3,301,014
Fixed Assets                           467,082                0          467,082
Depreciation                            22,737                0           22,737

NOTE 12 - SUBSEQUENT EVENTS

(1) OFFERING RESULTS - As of the date of issuance of these financial statements, the last 40-day response period for the rescission offer concluded on February 14, 2001, and holders of $1,932,553 in outstanding principal balance elected to apply their note proceeds to purchase new notes, holders of $37,434 were paid cash, holders of $171,900 elected to retain their outstanding notes, and an additional $582,447 in new notes was purchased under the offering. The Company intends to repay the outstanding notes not redeemed in the rescission offer of $171,900 with proceeds of the offering, as funds become available.

(2) BROKER/DEALER AGREEMENT - On February 15, 2001, the Company amended the Rescission/Distribution Broker/Dealer Agreement to change the broker/dealer fee structure as follows:

(a) six percent (6%) of the face amount of all new note subscription where the offeree is not a current or past new note holder, is identified by the broker/dealer, and does not have an existing relationship with, or was not identified by, the Company;

(b) six percent (6%) of the face amount of all new note subscription where the offeree is a current or past new note holder, but is not, and has not ever been, identified by the Company, and is not a rescission offeree;

(c) no fee on all new note subscriptions where the offeree is a rescission offeree who is applying his or her outstanding note balance toward the purchase of the new notes; and

(d) one half percent (1/2%) of the face amount of all new note subscriptions issued pursuant to the registration statement and do not fall into one of the three categories described above.

All fees are due in full ten (10) days after the date of the Company's receipt of fully-collected subscription proceeds for the new notes.