Form 10QSB
period 2001-03-31
MOUNTAIN STATES CAPITAL INC
filed 2001-05-15
CIK 1104041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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


                                 (602) 954-4000
              (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes [X] No [ ]
                               (2) Yes [ ] No [X]

     At May 15, 2001, an aggregate of 1,000,000 shares of the registrant's Common Stock, no par value (being the registrant's only class of common stock), were outstanding.

Transitional Small Business Disclosure Format  Yes [ ] No [X]

                          MOUNTAIN STATES CAPITAL, INC.

                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2001

INDEX

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheet as of March 31, 2001.............................................3

Statement of Operations for the Quarter Ended March 31, 2001 and 2000..........4

Statement of Cash Flows for the Quarter Ended March 31, 2001...................5

Notes to Interim Financial Statements..........................................6

ALL SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

Item 2 Management's Discussion and Analysis....................................8

PART II OTHER INFORMATION

Item 1 Legal Proceedings......................................................12

Item 3 Defaults Upon Senior Securities........................................13

Item 6 Exhibits and Reports on Form 8-K.......................................13

Signatures....................................................................14

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          Mountain States Capital, Inc.
                                  Balance Sheet
                                   (Unaudited)

ASSETS                                                           March 31, 2001   December 31, 2000
                                                                 --------------   -----------------
  Cash                                                             $   348,528       $   430,767
  Finance and Notes Receivables, Net (Note 2)                        2,627,974         2,335,349
  Prepaid Expenses                                                      15,238            32,833
  Fixed Assets, Net (Note 3)                                           465,186           467,297
  Security Deposits                                                      4,847             4,847
  Officer Loans                                                         44,619            45,908
  Deferred Tax Asset                                                    26,250            26,250
  Accrued Interest Receivable                                            1,114                 0
                                                                   -----------       -----------
       Total Assets                                                $ 3,533,756       $ 3,343,251
                                                                   ===========       ===========
LIABLITIES
  Senior Debt (Note 4)                                             $   472,869       $   491,924
  Subordinated Debt (Note 5)                                         3,169,873         2,344,565
  Bridge Loans                                                               0           580,000
  Accounts Payable and Accrued Liabilities                              68,325           104,832
  Capital Lease Obligations                                             48,317            49,992
                                                                   -----------       -----------
       Total Liabilities                                           $ 3,759,384       $ 3,571,313

Contingencies and Commitments

STOCKHOLDERS' EQUITY
  Preferred Stock: Authorized 1,000,000 Shares
    of No Par Value, Issued and Outstanding, 409,090
    Shares                                                             409,090           409,090
  Common Stock: Authorized 25,000,000 Shares of
    No Par Value, Issued and Outstanding, 1,000,000
    Shares                                                               1,000             1,000
  Retained Earnings                                                   (635,718)         (638,152)
                                                                   -----------       -----------
       Total Stockholder's Equity (A Deficit)                         (225,628)         (228,062)
                                                                   -----------       -----------

          Total Liabilities and Stockholders' Equity               $ 3,533,756       $ 3,343,251
                                                                   ===========       ===========

                          Mountain States Capital, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                         For the Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Revenues
  Finance Fee Income                                 $   283,485    $   245,306
  Document Fee Income                                     46,220         49,714
  Interest Income                                          1,118          1,122
                                                     -----------    -----------
       Total Revenues                                    330,823        296,142

Operating Expenses
  Interest Expense                                       148,723        136,419
  Salaries and Fringe Benefits                           111,995         72,817
  Other Operating Expenses                                49,262        164,047
                                                     -----------    -----------
       Total Expenses                                    309,980        373,283
                                                     -----------    -----------
Net Income (Loss) Before Taxes                            20,843        (77,141)

Provision (Benefit For Income Taxes                            0              0
                                                     -----------    -----------
       Net Income (Loss)                                  20,843        (77,141)

Less: Preferred Dividends                                (18,409)       (18,409)
                                                     -----------    -----------

Net Income (Loss) Available to Common Stockholder    $     2,434    $   (95,550)
                                                     ===========    ===========
Basic and Diluted Income (Loss) Per Common Share     $      .002    $     (0.09)
                                                     ===========    ===========

Basis Weighted Average Number of
  Common Shares Outstanding                            1,000,000      1,000,000
                                                     ===========    ===========

                          Mountain States Capital, Inc.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                  For the Three Months
                                                                     Ended March 31,
                                                               --------------------------
                                                                   2001           2000
                                                               -----------    -----------
Cash Flows From Operating Activities
 Net Gain (Loss)                                               $    20,843    $   (77,141)
 Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities
   Depreciation and Amortization                                    11,695          6,000
   Gain on Sale of Asset                                                 0          3,456
   Changes in Assets and Liabilities
    (Increase) Decrease in Prepaid Expenses                         17,595         47,719
    (Increase) Decrease in Security Deposits                             0           (360)
    (Increase) Decrease in Accrued Interest
      Receivable                                                    (1,114)         2,428
     Increase (Decrease) in Accounts Payable and
      Accrued Liabilities                                          (36,506)       (33,601)
                                                               -----------    -----------
       Total Adjustments                                            (8,330)        25,642
                                                               -----------    -----------
          Net Cash Provided By Operating Activities                 12,513        (51,499)

Cash Flows From Investing Activities
  Loans Originated                                               6,992,540      5,696,278
  Loans Repaid                                                  (7,273,747)    (5,406,635)
  Purchase Of Fixed Assets                                            (889)       (53,133)
  Advances To Officer                                                1,289         (1,869)
                                                               -----------    -----------
          Net Cash Flows Used In Investing Activities             (280,807)       234,641

Cash Flows From Financing Activities
  Advances Under Notes Receivable                                  (11,418)       (56,655)
  Borrowings Under Promissory Notes                                290,271         55,551
  Repayments Under Promissory Notes                                (72,713)       (80,000)
  Repayments Under Installment Notes                                (1,676)        (1,247)
  Advances Under Line of Credit                                          0        270,000
  Dividends                                                        (18,409)       (18,409)
  Repayments Under Notes Payable                                         0         (9,231)
                                                               -----------    -----------
          Net Cash Provided By Financing Activities                186,055        160,009
                                                               -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                   (82,239)       343,151
Cash and Cash Equivalents, Beginning of Period                     430,767        227,958
                                                               -----------    -----------
Cash and Cash Equivalents, End of Period                       $   348,528    $   571,109
                                                               ===========    ===========

                                                                  For the Three Months
                                                                     Ended March 31,
                                                               --------------------------
                                                                   2001           2000
                                                               -----------    -----------
Supplemental Information
Cash paid for:
   Interest                                                    $   148,723    $   136,419
                                                               ===========    ===========
   Income taxes                                                $         0    $         0
                                                               ===========    ===========

See accompanying notes to condensed financial statements.

Mountain States Capital, Inc.

Notes to Financial Statements

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of Mountain States' 2000 Annual Report on form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in Mountain States' 2000 Annual Report on form 10-KSB.

NOTE 2 - FINANCE AND NOTES RECEIVABLE

Finance and Notes Receivable, net of allowance for loan losses of $48,520 consists of the following at March 31:

                                                                      2001
                                                                   -----------
     Finance Receivable (1)                                        $ 1,894,152
     Notes Receivable (2)                                              782,342
                                                                   -----------
     Total Finance and Notes Receivable                              2,676,494
     Allowance for Loan Losses                                         (48,520)
                                                                   -----------
     Finance and Notes receivable Net                              $ 2,627,974
                                                                   ===========

(1) Finance receivable consists entirely of dealer floor plan loans secured by the vehicle title, and due within thirty days.

(2) Notes Receivable represents certain finance receivables that management converted to notes due to lack of payment on a timely basis. Mountain States has successfully obtained a secured interest in all of the property collateralized by the notes and does not anticipate any losses from these loans. Mountain States is committed to protecting its interests.

There were no changes in the allowance for loan losses during the three months ending March 31, 2001.

NOTE 3 - FIXED ASSETS

Fixed Assets consisted of the following at March 31:

                                                                      2001
                                                                   -----------
     Building and Improvements                                     $   407,551
     Vehicles                                                           63,063
     Furniture and Fixtures                                             14,776
     Computer Equipment                                                 47,989
                                                                   -----------
     Total                                                             533,379
     Less Accumulated Depreciation                                      68,193
                                                                   -----------
         Net Book Value                                            $   465,186
                                                                   ===========

Depreciation expense charged to operations during the three months ended March 31, 2001,was $3,000.

NOTE 4 -SENIOR DEBT

Senior debt consists of the following at March 31:

                                                                      2001
                                                                   -----------
         Line of Credit (1)                                        $   281,250
         Promissory Notes Payable (2)                                  191,619
                                                                   -----------
         Total                                                     $   472,869
                                                                   ===========

(1) Line of Credit - Mountain States operates under a line of credit dated November 9, 1999, in the original amount of $281,250. Interest payments are due monthly on the ninth of each month, payable at 9.75% of the unpaid outstanding principal balance of each advance. The line of credit is secured by the building located at 1407 E. Thomas Road, Phoenix, Arizona, the Company's headquarters, and personally guaranteed by the Company's president. The loan is due in full on November 9, 2001. At March 31, 2001, the Company owed the full amount available under the line of credit.

(2) Promissory Notes Payable- represents various promissory notes (consisting of 10 at March 31, 2001), written for a basic period of nine months, payable in simple interest on the principal balance of the note at varying rates from 18-24% per annum, and payable monthly on the last day of the month unless the holder elects to defer interest payments, which are compounded monthly until paid. All accrued interest was paid through March 31, 2001. The Company had the right to prepay the outstanding principal, in whole or in part, without penalty at any time. These notes are technically in default and due on demand by the holders. All notes are secured by a general pledge of all assets owned or later acquired by the Company, which primarily represent cash, finance and notes receivable, and the Company's office building where it is headquartered. See Note 5.

NOTE 5- SUBORDINATED DEBT

Subordinated debt consists of the following at March 31:

         Promissory Notes                                       $  2,665,957
         Less Deferred Charges                                       (26,084)
                                                                ------------
         Subtotal                                                  2,639,873
         Line of Credit                                              505,000
         Bridge Loan                                                  25,000
                                                                ------------
         Net Subordinated Debt                                  $  3,169,873
                                                                ============

Promissory notes - represent various promissory notes bearing interest at 18% per annum, and having a term of 12 month. As of March 31, 2001, total commission fees paid to Heritage West Securities, Inc., the Company's registered broker/dealer underwriting the offering of these notes, was $34,779. These fees represent deferred charges classified as a contra account to promissory notes and amortized ratably over the life of the promissory notes, which is twelve months. Amortization charged to operations for the three months ended March 31, 2001 was $8,695. All interest has been paid through March 31, 2001.

Line of Credit - represents an unsecured line of credit, dated March 31, 2001, from Heritage West, L.L.C., in the amount of $505,000, bearing interest at the rate of 2% per calendar month and due at the end of each month. The line of credit matures on March 31, 2002. Mountain States had three separate bridge loans due on March 31, 2001 totaling $580,000. Mountain States entered the line of credit agreement to satisfy a bridge loan for $500,000 dated September 30,

2000, and to partially satisfy $5,000 of a bridge loan dated November 30, 2000, in the original amount of $55,000. The balance of $50,000 was applied to purchase an 18%, 12-month, unsecured promissory note. The bridge loan dated December 15, 2000, for $25,000 was paid in full on April 9, 2001. All interest has been paid through March 31, 2001 on the bridge loans.

NOTE 6 - SEGMENT INFORMATION

Mountain States manages its lending programs as two operating segments: (1) the Mountain States Program and (2) the SourceOne Program. Segment information is as follows at March 31:

                               Mountain States        SourceOne
                                   Program             Program          Total
                                   -------             -------          -----
2001
Revenues                        $   269,851          $    60,972    $   330,823
Total Assets                    $ 2,908,387          $   625,369    $ 3,533,756
Net Income                      $    17,717          $     3,126    $    20,843


                               Mountain States        SourceOne
                                   Program             Program          Total
                                   -------             -------          -----
2000
Revenues                        $   262,642          $    33,500    $   296,142
Total Assets                    $ 2,895,896          $   511,040    $ 3,406,936
Net Income                      $   (65,570)         $   (11,571)   $   (77,141)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its subscriber base and opt-in email lists, market its services to potential advertisers, the regulatory environment in which the Company operates, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this and other reports filed with the Securities and Exchange Commission.

GENERAL

     Mountain States was incorporated in the State of Arizona on March 13, 1997 to conduct the business of providing short-term inventory financing ("flooring" or "floor plan" financing) to independent automobile dealers. Such financing enables the automobile dealers to expand their existing inventory and offer a greater selection of vehicles to their customers, increasing their turnover and improving sales and income.

     Mountain States generates its income primarily from the finance fees it charges to its customers on floor plan loans. Due to the short-term nature of floor plan loans, established industry pricing standards, and the characteristics of the credits involved, Mountain States is able to charge finance fees that are significantly above the prime-lending rate. In July 1999, Mountain States began offering a new floor plan program, which in many cases is less expensive to the dealer than Mountain States' original program. This new program, SourceOne, targets a higher volume, more financially stable automobile dealer. In contrast to Mountain States' traditional lending, the SourceOne program is tailored to a more institutionalized floor plan lending format, representing lower risk loans. Because of higher credit quality, SourceOne lending should put a lesser burden on Mountain States' personnel and resources. However, the interest rates and fees that Mountain States charges are lower for SourceOne loans than for other loans made by Mountain States. Management expects SourceOne to contribute a higher share of total revenue in future periods primarily because the generally higher credit-quality clients who utilize the program justify greater lending limits, and due to the larger number of such potential clients. Management expects that the lower marginal rates earned under SourceOne will in time be offset by lower loan losses and lower costs of administering the SourceOne loans.

     Management anticipates significant growth in Mountain States' floor plan loan volume in the near future. Management believes that current infrastructure, in terms of staffing, facilities, and other operational factors, is sufficient to originate and service significantly increased loan volumes. Therefore, management believes that the elements of general and administrative costs related to ordinary operations will now stabilize or rise at a rate less than the rate of increase in loan volume. Legal fees and other costs of Mountain States' current notes offering are expected to decrease dramatically. Mountain States expects an increase in floor plan loan volume, and a faster increase in lower-rate SourceOne loans. Accordingly, finance fee revenue is expected to increase, and general and administrative expenses are expected to first decline precipitously, and then increase moderately. Interest expense is expected to rise in total dollars, but diminish in terms of average interest rate paid.

     Management does not believe period-to-period comparisons of results of operations are meaningful at this time given Mountain States' current stage of operations, relatively short operating history and the unusual nature of the events of 2000. Specifically, management believes that financial results for the year 2000 were strongly influenced by non-recurring aspects of the rescission and new notes offerings, such as the substantial cost, capital-raising and operational limitations, unusually high reserve balances and diversion of management focus.

     Mountain States management believes that a shift to the lower-rate SourceOne program, prior to the expansion of funds expected from the new notes offering, was an important factor in reducing revenue for the year 2000. Also, for 11 months of that year, Mountain States was unable to seek additional capital while the new offering was being prepared. Management of Mountain States implemented the SourceOne program believing additional funds from the new notes offering would be available in early- to mid-2000. Instead, the offering was not filed until May 12, 2000, and did not become effective until November 22, 2000. While the new offering was in process of preparation, the company paid off in whole or part $522,685 in notes, and accrued over $300,000 in offering expenses. Also, because of the uncertainty of matters relating to the rescission offer, Mountain States retained much higher-than-normal balances of cash in banks to respond to unexpected events. All of the foregoing reduced the funds available for Mountain States' lending programs. As a consequence, during 2000, Mountain States was required to limit its marketing efforts directed at dealers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

     Total revenues increased 11.7%, or $34,681, from $296,142 for the three months ended March 31, 2000, to $330,823 for the three months ended March 31, 2001. SourceOne contributed approximately $60,972, or 18.4%, to total revenue for the three months ended March 31, 2001, compared to a revenue contribution of $33,500 or 11.3% for the three months ended March 31, 2000. Management expects SourceOne to contribute a higher share of total revenue in future periods due primarily to a desire to loan to the generally higher quality clients who utilize the program and the larger number of such potential clients. Mountain States does not intend to shift funds from the traditional Mountain States

Program to the SourceOne Program, but rather intends to increase SourceOne loans by dedicating a large proportion of additional funds, such as the proceeds of its current notes offering, to the SourceOne program.

     Total operating expenses includes interest expense and general and administration expenses. Interest expense increased $12,304, or 9%, from $136,419 for the three months ended March 31, 2000, to $148,723 for the three months ended March 31, 2001. Mountain States expects its future average cost of funds will decline. However, Mountain States' interest expense in the future will depend largely on availability of funding and prevailing interest rates, over both of which Mountain States has no control. Although the increase in the proportion of SourceOne loans to total loans would tend to depress gross margins, Mountain States believes that SourceOne loans will result in lower loan losses and administrative costs. Mountain States does not intend to reduce its present level of traditional, non-SourceOne lending. Mountain States believes that generating additional SourceOne loans will improve aggregate profits over time.

     General and administrative expenses for the three months ended March 31, 2001 were $161,257 versus $236,864 for the three months ended March 31, 2000, which is a net decrease of $75,607, or 31.9%. The overall decrease is primarily attributable to reduction of costs associated with the notes offering, such as legal, accounting, and other fees. Mountain States anticipates accounting fees may continue at similar levels, but that legal fees will diminish greatly in future periods. Salaries and fringe benefits increased marginally due to the addition of in-house counsel. It is not known whether Mountain States will seek additional funds through yet another registered offering, but if so, management expects the outside legal fees associated with subsequent offerings to be much less because of the addition of in-house counsel to perform the majority of the work associated with such an offering, as well as required reports to federal and state agencies.

Provision for Income Taxes

     At December 31, 2000, Mountain States had approximately $793,000 in net operating loss carryforwards available to offset future taxable income. Mountain States recorded a deferred tax asset at December 31, 2000 of $26,250. Therefore, no provision or benefit for income taxes has been included in the statement of operations for the three months ended March 31, 2001.

PREFERRED DIVIDENDS

     During the three months ended March 31, 2001 and 2000, Mountain States paid dividends on its Series A Preferred Stock in the amount of $18,409. The preferred dividends are paid monthly at the rate of 18% per annum through December 31, 2002. All dividend payments are current.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     Net cash used in operating activities for the three months ended March 31, 2000 was $51,499 resulting primarily from fees incurred in connection with the notes offering. Net cash provided by operating activities for the three months ending March 31, 2001, was $12,513, reflecting the modest operating profit for the quarter.

     Net cash provided by investing activities for the three months ended March 31, 2001 was $280,807, whereas the net cash used in investing activities for the three months ended March 31, 2000 was $234,641. The difference is attributable to an increase in floorplan loan payoffs of $1,867,112, from $5,406,635 to $7,273,747 offset by the increase in floorplan loan originations of $1,296,262 from the first quarter of 2000 to the first quarter of 2001. Additionally, fixed asset acquisitions were $53,133 in the first quarter of 2000, but only $889 for the three months ended March 31, 2001.

      Net cash provided by financing activities for the three months ended March 31, 2001 was $186,055, which is primarily attributable to sales of new notes in connection with this offering. Net cash provided by financing activities for the three months ended March 31, 2000 was $160,009,which was primarily attributable to line of credit advances, offset in part by repayments of outstanding notes and other items.

     In 2000, Mountain States obtained bridge loans of up to $580,000 that were primarily used to fund additional floor planning loans to its customers. The bridge loans were also used in part to repay mature outstanding notes. A bridge loan in the amount of $500,000 was provided on June 29, 2000 by The Heritage West Preferred Securities Income Fund, for which Heritage West Securities, underwriter for the new notes offering, provided broker-dealer services. At that time the majority shareholder of Heritage West Securities, was the Fund's portfolio manager. That bridge loan bore interest at 18% per year, with monthly interest payments due at the end of July and August of 2000, and all interest and principal due on September 30, 2000. On September 30, 2000, Mountain States repaid this bridge loan in full with a bridge loan from Heritage West, LLC, the investment advisor for the Fund. One of the LLC's three managers, who is also a 20% member of the LLC, was also one of two directors, and a 15% shareholder of Heritage West Securities. The new bridge loan bore interest at 24% per year, with monthly interest payments due at the end of each month, and all interest and principal due on March 31, 2001. Heritage West, LLC extended additional bridge loan credit to Mountain States on November 1, 2000 in the amount of $25,000.00, and on December 15, 2000 in the amount of $55,000.00. Each credit extension was due March 31, 2001 and bore interest at the rate of 24% per annum. Management repaid all the bridge loans with an unsecured line of credit in the amount of $505,000 which matures March 31, 2002, an unsecured 18% 12-month new note in the amount of $50,000 sold as part of Mountain State's current note offering, and cash in the amount of $25,000. The transaction was effective March 31, 2001. All interest has been paid through March 31, 2001.

MATURE OUTSTANDING NOTES

     As of March 31, 2001, Mountain States had not paid the principal of 10 outstanding mature notes, which puts Mountain States technically in default on these notes. The principal amount of the mature outstanding notes is approximately $190,000. Mountain States has promptly honored, and plans to continue to honor, any requests for redemption of mature outstanding notes and continues to timely pay the normal monthly interest payments on all outstanding mature notes. These outstanding notes have not been repaid because all of the holders have instructed Mountain States to continue their investments, indicating a desire to receive interest payments rather than redemption or rescission payments. Mountain States intends to redeem these notes as requested by holders or as funds become available.

FINANCIAL IMPACT OF RESCISSION OFFER

     During calendar year 2000, Mountain States offered rescission to many of its note holders. Because the vast majority of the noteholders offered rescission chose to apply the proceeds of their prior notes towards purchase of new notes, Mountain States was not required to fund a significant amount of rescission payments. However, Mountain States' capital resources and ability to raise funds were limited by the rescission offer process and events related thereto.

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

FUTURE FUND-RAISING PLANS

     Mountain States intends to diversify its fund-raising activities to reduce its reliance on raising capital through the issuance of promissory notes. In addition to its current new notes offering, Mountain States anticipates future funding to be a combination of preferred and common stock offerings, and institutional loans and/or lines of credit. Management believes that this variation of debt and equity will decrease Mountain States' interest expense, thus increasing margins and profitability. Mountain States also expects that this diversification will allow for continued growth and financial stability in future periods without undue reliance on a single source of funds. No assurance can be given that Mountain States will be successful in such fund-raising activities.

     Mountain States has contracted with various individuals and entities for their services in identifying and negotiating with potential sources of debt and equity capital. Payment under these contracts is contingent upon success in obtaining the capital sought for the benefit of Mountain States.

     Management expects its expenditure and working capital requirements in the foreseeable future to increase depending on the rate of Mountain States' expansion, Mountain States' operating results, and other adjustments in its operating plan as needed in response to competition or unexpected events. Management believes that the net proceeds from this offering, together with available borrowings and Mountain States' current cash and cash equivalents, will be sufficient to meet anticipated cash needs for working capital, capital expenditures, and required debt payments for the next year. If Mountain States is unable to meet its liquidity requirements or if its liquidity requirements increase, Mountain States may require additional financing; however there can be no assurance that Mountain States will be able to access any additional funding.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     Mountain States presently is prosecuting several claims for the collection of outstanding accounts receivable. Legal actions for collection of accounts receivable, although the facts and legal issues may differ from case to case, are routine litigation incidental to the business of Mountain States.

     On August 28, 2000, Mountain States commenced an action against Julio C. Villacis and Julio R. Villacis (dba America Auto Exchange), America Auto Center, Inc., a lapsed Delaware corporation, and others (the "Villacis defendants") in the Superior Court of California, County of San Bernardino, Rancho Cucamonga District, Case No. RCV 049710, and on August 31, 2000 commenced an action against virtually the same Villacis defendants in the Superior Court of Arizona for Maricopa County, Case No. CV2000-016174. Pursuant to these actions, Mountain States seized 3 cars in Arizona and 61 in California. A-L Financial Corporation, Jerry Renn and Chatelaine Funding Corp. also claim interests in the cars which Mountain States seized in California, and have been added as defendants to the California action. The Arizona cars have been sold for an aggregate $9,290.00. Of the California cars, 23 have been cleared for sale and 14 await further proceedings prior to sale. Twenty-one California cars were released for various reasons unrelated to the validity of Mountain States' claims, and three were released in settlement of Chatelaine's interest. Mountain States has a perfected security interest in the remaining cars. Mountain States also has a perfected security interest in a reserve account of about $128,000 in defendants' funds held by A-L Financial Corporation. Mountain States and the Villacis defendants have entered into a Settlement Agreement calling for a payment plan and stipulated judgments of approximately $150,000 in principal amount in each case. Mountain States filed a Motion for Summary Judgment in California against Renn to extinguish his interest. Chatelaine settled with Mountain States on March 21, 2001. A hearing has taken place on the Motion for Summary Judgment against Renn, and a decision is expected soon. The principal due when the actions commenced was about $117,000. Mountain States expects to recover at least its principal and some portion of its costs and accrued interest in this matter.

     The Graham Bankruptcy Trustee has asserted in the bankruptcy court for the District Court of Arizona, case number 98-11974-PHX-RTB, Adversary No. 00-0619, that preferential payments were made by the debtor to thirteen creditors, including Mountain States. Mountain States believes the action is without merit as against Mountain States, and will shortly file its answer in the matter. The Trustee claims that preferential transfers of about $350,000 were made to Mountain States in the ninety days before bankruptcy. Mountain States believes that pursuant either to the "ordinary course of business" or the "subsequent advances" exceptions found at 11 U.S.C. ss.547(c)(2) and (4), the transfers were not preferential and are not "avoidable" by the trustee in the case.

     Mountain States does not believe that the outcome of the above cases and matters will in the aggregate have a significant negative impact on its ability to conduct its business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of March 31, 2001, at the election of the note holders, Mountain States had not paid the principal of 10 mature outstanding notes, which puts Mountain States technically in default on these notes. The aggregate principal amount of the notes is approximately $190,000.

     The holders of all these outstanding notes had the option to receive cash for their notes pursuant to the rescission offer which concluded on February 14, 2001. All of these note holders instructed Mountain States to continue their investments. Mountain States has promptly honored, and plans to continue to honor, any requests for redemption of mature outstanding notes and continues to timely pay the normal monthly interest payments on all mature outstanding notes. Mountain States intends to redeem these notes as funds become available. As of March 31, 2001, all interest payments relating to these notes had been made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit
Number                     Exhibit
------                     -------
3.1*              Articles of Incorporation

3.2**             Bylaws

4**               Trust Indenture

5.1**             Legality Opinion of Quarles & Brady LLP.

5.2**             Tax Opinion of Quarles & Brady LLP.

10.1*             Form of Outstanding Note.

10.2*             Form of Monthly Payment (New) Note.

10.3*             Form of Accrual (New) Note.

10.4*             Trust Indenture (included in Exhibit 4.2).

10.5**            Promissory Note

23.1**+           Consent of Clancy & Co., P.L.L.C.

23.2**            Consent of Quarles & Brady LLP (included in Exhibit 5.1).

23.3** Consent of Quarles & Brady LLP for tax opinion (included in Exhibit 5.2)

----------
* Filed previously with original registration statement on May 12, 2000, and incorporated by reference in this Form 10-QSB.
** Filed previously with a pre-effective Amendment of the registration statement filed July 7, 2000, August 18, 2000, or November 15, 2000, and incorporated by reference in this Form 10-QSB.
+ Filed previously with Form 10-KSB on April 2, 2001, and incorporated by reference in this Form 10-QSB.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

                                        MOUNTAIN STATES CAPITAL, INC.


                                        By: /s/ Kim Collins
                                            ------------------------------------
                                            Kim Collins, Chief Executive Officer