Form 10QSB
period 2001-06-30
MOUNTAIN STATES CAPITAL INC
filed 2001-08-14
CIK 1104041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from __________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     At August 15, 2001, an aggregate of 1,000,000 shares of the registrant's Common Stock, no par value (being the registrant's only class of common stock), were outstanding.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                          MOUNTAIN STATES CAPITAL, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2001
                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of June 30, 2001...........................................   3

Statement of Operations for the Three Months Ended June 30, 2001 and
2000 and Six Months Ended June 30, 2001 and 2000............................   4

Statement of Cash Flows for the Six Months Ended June 30, 2001..............   5

Notes to Financial Statements...............................................   6

ALL SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

Item 2. Management's Discussion and Analysis................................   8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................  12

Item 3. Defaults Upon Senior Securities.....................................  13

Item 6. Exhibits and Reports on Form 8-K....................................  13

Signatures .................................................................  14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MOUNTAIN STATES CAPITAL, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                             June 30,        December 31,
                                                               2001              2000
                                                           -----------       -----------
ASSETS
  Cash                                                     $   517,347       $   430,767
  Finance and Notes Receivables, Net (Note 2)                2,606,475         2,335,349
  Prepaid Expenses                                              35,119            32,833
  Fixed Assets, Net (Note 3)                                   457,486           467,297
  Security Deposits                                             14,847             4,847
  Officer Loans                                                 44,619            45,908
  Deferred Tax Asset                                            26,250            26,250
                                                           -----------       -----------
Total Assets                                                 3,702,143         3,343,251
                                                           ===========       ===========
LIABILITIES
  Senior Debt (Note 4)                                         451,598           491,924
  Subordinated Debt (Note 5)                                 3,568,822         2,344,565
  Bridge Loans                                                       0           580,000
  Accounts Payable and Accrued Liabilities                      76,011           104,832
  Capital Lease Obligations                                     44,907            49,992
                                                           -----------       -----------
Total Liabilities                                            4,141,338         3,571,313
                                                           -----------       -----------
Contingencies and Commitments

STOCKHOLDERS' EQUITY
  Preferred Stock: Authorized 1,000,000 Shares of no
   par value, Issued and Outstanding, 409,090 Shares           409,090           409,090
  Common Stock: Authorized 25,000,000 Shares of no
   par value, Issued and Outstanding, 1,000,000 Shares           1,000             1,000
  Retained Earnings                                           (849,285)         (638,152)
                                                           -----------       -----------
Total Stockholder's Equity (A Deficit)                        (439,195)         (228,062)
                                                           -----------       -----------

Total Liabilities and Stockholders' Equity                   3,702,143         3,343,251
                                                           ===========       ===========

                         MOUNTAIN STATES CAPITAL, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ending June 30,        Six Months Ending June 30,
                                            ----------------------------      ----------------------------
                                                2001             2000             2001             2000
                                            -----------      -----------      -----------      -----------
Revenues
   Finance Fee Income                       $   223,489      $   213,513      $   506,474      $   458,819
   Document Fee Income                           38,340           34,940           85,060           84,654
                                            -----------      -----------      -----------      -----------
Total Income                                    261,829          248,453          591,534          543,473
                                            -----------      -----------      -----------      -----------
Operating Expenses
  Interest Expense                              177,783          139,922          326,506          269,642
  Salaries and Fringe Benefits                  120,528           71,470          232,523          146,514
  Other Operating Expense                       158,497          144,901          206,821          312,298
                                            -----------      -----------      -----------     ------------
Total Expense                                   456,808          356,293          765,850          728,454
                                            -----------      -----------      -----------      -----------

Net Loss                                       (194,979)        (107,840)        (174,316)        (184,981)

Less: Preferred  Dividends                      (18,410)         (18,410)         (36,818)         (36,818)
                                            -----------      -----------      -----------     ------------

Net Loss Available to Common Stockholders   $  (213,389)     $  (126,250)     $  (211,134)     $  (221,799)
                                            ===========      ===========      ===========     ============

Basic Loss Per Common Share                 $     (0.21)     $     (0.13)     $     (0.21)    $      (0.22)
                                            ===========      ===========      ===========     ============

Basis Weighted Average Number of Common
 Shares Outstanding                           1,000,000        1,000,000        1,000,000        1,000,000
                                            ===========      ===========      ===========     ============

                         MOUNTAIN STATES CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                       For the Six Months Ended June 30,
                                                                       ---------------------------------
                                                                           2001                 2000
                                                                       ------------         ------------
Cash Flows From Operating Activities
  Net Loss                                                             $   (174,316)        $   (184,981)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided By Operating Activities
   Depreciation and Amortization                                             25,439               12,000
   Gain on Sale of Asset                                                     (4,506)               3,536
   Changes in Assets and Liabilities
    (Increase) Decrease in Prepaid Expenses                                  (2,286)              28,045
    (Increase) Decrease in Security Deposits                                (10,000)               1,565
    (Increase) Decrease in Accrued Interest Receivable                            0                1,328
    Increase (Decrease) in Accounts Payable and Accrued Liabilities         (28,821)             (33,601)
                                                                       ------------         ------------
        Total Adjustments                                                   (20,174)              12,873
                                                                       ------------         ------------
        Net Cash (Used In) Operating Activities                           (194, 490)            (172,108)

Cash Flows From Investing Activities
  Loans Originated                                                       13,365,702            9,983,441
  Loans Repaid                                                          (13,410,953)          (9,406,512)
  Purchase Of Fixed Assets                                                   (3,933)             (56,262)
  Proceeds From Sale of Fixed Assets                                            550                    0
  Advances To Officer                                                         1,289                    0
                                                                       ------------         ------------
        Net Cash Flows (Provided By) Used In Investing Activities           (47,345)             520,667

Cash Flows From Financing Activities
  Advances Under Notes Receivable                                          (214,175)            (133,226)
  Borrowings Under Promissory Notes                                         768,154              101,425
  Repayments Under Promissory Notes                                        (110,326)            (384,440)
  Repayments Under Installment Notes                                              0               (2,531)
  Borrowings Under Promissory Note/Bridge Loan                                    0              500,000
  Commissions Paid                                                          (23,335)
  Dividends                                                                 (36,818)             (36,818)
  Repayments Under Notes Payable                                                  0              (21,539)
  Repayments Under Lines of Credit                                          (50,000)                   0
  Distributions to Stockholder                                                    0              (16,723)
  Advance to Officers                                                             0               (1,368)
  Repayments Under Capital Leases                                            (5,085)                   0
                                                                       ------------         ------------
        Net Cash Provided By Financing Activities                           328,415                4,780
                                                                       ------------         ------------

Increase (Decrease) in Cash and Cash Equivalents                             86,580              353,339
Cash and Cash Equivalents, Beginning of Period                              430,767              227,958
                                                                       ------------         ------------
Cash and Cash Equivalents, End of Period                                    517,347              581,297
                                                                       ============         ============
Supplemental Information
Cash paid for:
  Interest                                                             $    326,506         $    269,642
                                                                       ============         ============
  Income taxes                                                         $          0         $          0
                                                                       ============         ============

           See accompanying notes to condensed financial statements.

                         MOUNTAIN STATES CAPITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001, the results of operations for three and six months ended June 30, 2001, and the statement of cash flows for the three and six months ended June 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of Mountain States' 2000 Annual Report on form 10-KSB.

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

NOTE 2 -- FINANCE AND NOTES RECEIVABLE

     Finance and Notes Receivable, net of allowance for loan losses of $48,520 consists of the following at June 30:

                                                          2001
                                                      -----------
     Finance Receivable (1)                           $ 1,669,895
     Notes Receivable (2)                                 985,100
                                                      -----------
     Total Finance and Notes Receivable                 2,654,995
     Allowance for Loan Losses                            (48,520)
                                                      -----------
     Finance and Notes receivable Net                 $ 2,606,475
                                                      ===========

----------
(1) Finance receivable consists entirely of dealer floor plan loans secured by the vehicle title, and due within thirty days.
(2) Notes Receivable represents certain finance receivables that management converted to notes due to lack of payment on a timely basis. Mountain States has successfully obtained a secured interest in all of the property collateralized by the notes and does not anticipate any significant losses from these loans. Mountain States is committed to protecting its interests.

     There were no changes in the allowance for loan losses during the six months ending June 30, 2001.

NOTE 3 -- FIXED ASSETS

     Fixed Assets consisted of the following at June 30:

                                                         2001
                                                       --------
     Building and Improvements                         $ 407,551
     Vehicles                                             39,628
     Furniture and Fixtures                               14,776
     Computer Equipment                                   50,872
                                                       ---------
     Total                                               512,827
     Less Accumulated Depreciation                        55,341
                                                       ---------
     Net Book Value                                    $ 457,486
                                                       =========

     Depreciation expense charged to operations during the six months ended June 31, 2001,was $6,000.

NOTE 4 -- SENIOR DEBT

     Senior debt consists of the following at June 30:

                                                          2001
                                                        --------
     Line of Credit (1)                                 $256,250
     Promissory Notes Payable (2)                        195,348
                                                        --------
     Total                                              $451,598
                                                        ========

----------
(1) Line of Credit - Mountain States operates under a line of credit dated November 9, 1999, in the original amount of $281,250. Interest payments are due monthly on the ninth of each month, payable at 8.25% of the unpaid outstanding principal balance of each advance. The line of credit is secured by the building located at 1407 E. Thomas Road, Phoenix, Arizona, the Company's headquarters, and personally guaranteed by the Company's president. The loan is due in full on November 9, 2001. The Company has available $25,000 for advances under a line of credit at June 30, 2001.
(2) Promissory Notes Payable- represents various promissory notes (consisting of 10 at June 30 2001), written for a basic period of nine months, pays simple interest on the principal balance of the note at varying rates from 18-24% per annum, and payable monthly on the last day of the month unless the holder elects to defer interest payments, which are compounded monthly until paid. All accrued interest was paid through June 30, 2001. The Company had the right to prepay the outstanding principal, in whole or in part, without penalty at any time. These notes are technically in default and due on demand by the holder. All notes are secured by a general pledge of all assets owned or later acquired by the Company, which primarily represent cash, finance and notes receivable, and the Company's office building where it is headquartered. See Note 5.

NOTE 5 -- SUBORDINATED DEBT

     Subordinated debt consists of the following at June 30:

     Promissory Notes                               $ 3,098,154
     Less Deferred Charges                               (34,332)
                                                     -----------
     Subtotal                                          3,063,822
     Line of Credit                                      505,000
                                                     -----------
     Net Subordinated Debt                           $ 3,568,822
                                                     ===========

     Promissory notes - 18% per annum, 12 month, unsecured promissory notes. As of June 30, 2001, total commission fees paid to Heritage West Securities, Inc., the Company's registered broker/dealer underwriting the offering of these notes was $53,773. These fees represent deferred charges classified as a contra account to promissory notes and amortized ratably over the life of the promissory notes, which is twelve months. Amortization charged to operations for the six months ended June 30, 2001 was $19,439.

     Line of Credit - unsecured, dated March 31, 2001, from Heritage West, L.L.C., in the amount of $505,000, interest at the rate of 2% per calendar month and due at the end of each month. The line of credit matures on March 31, 2002.

NOTE 6 -- SEGMENT INFORMATION

     Beginning July 1999, Mountain States manages its lending programs as two operating segments: (1) the Mountain States Program and (2) the SourceOne Program. Segment information is as follows at June 30:

                            Mountain          SourceOne
                         States Program        Program          Total
                         --------------      ----------      ----------
    2001
    Revenues               $  461,210         $130,324       $  591,534
    Total Assets           $3,054,298         $647,875       $3,702,143
    Net Loss               $  174,186         $ 36,948       $  211,134

Note 7 -- Basic earnings or loss per share

     Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic loss per share.

The computation of basic loss per share is as follows:

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                           ---------------------------   -------------------------
                                              2001             2000         2001          2000
                                           ----------       ----------   ----------    -----------
     Numerator-Net Loss Available to
      Common Stockholders                  $ (213,389)      $ (126,250)  $ (211,134)   $  (221,799)
                                           ==========       ==========   ==========    ===========
     Denominator-Weighted Average Number
      of Common Shares Outstanding          1,000,000        1,000,000    1,000,000      1,000,000
                                           ==========       ==========   ==========    ===========

     Basic Loss Per Common Share           $    (0.21)      $    (0.13)  $    (0.21)   $     (0.22)
                                           ==========       ==========   ==========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to expand its loan base, market its services to potential dealer clients, the regulatory environment in which the Company operates, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this and other reports filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000.

     Total revenues increased 5%, or $13,376, from $248,453 for the three months ended June 30, 2000, to $261,829 for the three months ended June 30, 2001, and 9%, or $48,061, from $543,473 for the six months ended June 30, 2000, to $591,534 for the six months ended June 30, 2001. SourceOne contributed approximately $69,351, or 26%, to total revenue for the three months ended June 30, 2001, compared to a revenue contribution of $42,171 or 17% for the three months ended June 30, 2000, and $130,324, or 22%, to total revenue for the six months ended June 30, 2001, compared to revenue contribution of $75,671 or 14% for the six months ended June 30, 2000. Management expects SourceOne to contribute a higher share of total revenue in future periods due primarily to a desire to loan to the generally higher quality clients who utilize the program and the larger number of such potential clients. Mountain States does not intend to shift funds from the traditional Mountain States Program to the SourceOne Program, but rather intends to increase SourceOne loans by dedicating a large proportion of additional funds, such as the proceeds of its current notes offering, to the SourceOne program.

     Total operating expenses includes interest expense and general and administration expenses. Interest expense increased $37,861, or 27%, from $139,922 for the three months ended June 30, 2000, to $177,783 for the three months ended June 30, 2001 and $56,864, or 21%, from $269,642 for the six months ended June 30, 2000, to $326,506 for the six months ended June 30, 2001. Mountain States expects its future average cost of funds will decline. However, Mountain States' interest expense in the future will depend largely on availability of funding and prevailing interest rates, over both of which Mountain States has no control. Although the increase in the proportion of SourceOne loans to total loans would tend to depress gross margins, Mountain States believes that SourceOne loans will result in lower loan losses and administrative costs. Mountain States does not intend to reduce its present level of traditional, non-SourceOne lending. Mountain States believes that generating additional SourceOne loans will improve aggregate profits over time.

     General and administrative expenses for the three months ended June 30, 2001 were $279,025 versus $216,371 for the three months ended June 30, 2000, which is a net increase of $62,654, or 29%. The overall increase is primarily attributable to unusually large legal fees relating to proceedings for the collection of a past due client and expenses of re-filing the post effective amendment filed with the Securities and Exchange Commission in the second quarter of 2001. For the six months ended June 30, 2001, general and administrative expenses were $439,344 compared to $458,812 for the six months ended June 30, 2000, which is a net decrease of $19,468, or 4%.

PROVISION FOR INCOME TAXES

     At December 31, 2000, Mountain States had approximately $793,000 in net operating loss carryforwards available to offset future taxable income. Mountain States recorded a deferred tax asset at December 31, 2000 of $26,250. Therefore, no provision or benefit for income taxes has been included in the statement of operations for the six months ended June 30, 2001.

PREFERRED DIVIDENDS

     During the six months ended June 30, 2001 and 2000, Mountain States paid dividends on its Series A Preferred Stock in the amount of $36,818. The preferred dividends are paid monthly at the rate of 18% per annum through December 31, 2002. All dividend payments are current.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

     Net cash used in operating activities for the six months ending June 30, 2001, was $194,490 reflecting the net loss for the second quarter, resulting in part from lower revenues and legal fees incurred in collecting a past due account. Net cash used in operating activities for the six months ended June 30, 2000 was $172,108 reflecting significant fees incurred in connection with Mountain States' notes offering.

     Net cash provided by investing activities for the six months ended June 30, 2001 was $47,345, whereas the net cash provided by investing activities for the six months ended June 30, 2000 was $520,667. The difference is attributable to an increase in floorplan loan payoffs of $4,004,441, from $9,406,512 to $13,410,953, offset by the increase in floorplan loan originations of $3,382,261 from the second quarter of 2000 to the second quarter of 2001. Additionally, fixed asset acquisitions were $56,262 in the first six months of 2000, but only $3,933 for the six months ended June 30, 2001.

     Net cash provided by financing activities for the six months ended June 30, 2001 was $328,415, which is primarily attributable to sales of new notes in connection with Mountain States' new notes offering. Net cash provided by financing activities for the six months ended June 30, 2000 was $4,780,which was primarily attributable to line of credit advances, offset in part by repayments of outstanding notes and other items.

MATURE OUTSTANDING NOTES

     As of June 30, 2001, Mountain States had not paid the principal of 10 outstanding mature notes, which puts Mountain States technically in default on these notes. The principal amount of the mature outstanding notes is approximately $195,000. Mountain States has promptly honored, and plans to continue to honor, any requests for redemption of mature outstanding notes and continues to timely pay the normal monthly interest payments on all outstanding mature notes. These outstanding notes have not been repaid because all of the holders have instructed Mountain States to continue their investments, indicating a desire to receive interest payments rather than redemption or rescission payments. Mountain States intends to redeem these notes as requested by holders or as funds become available.

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

     Mountain States expects to initiate legal proceedings against former counsel in order to recover the substantial costs of the rescission offer, the administrative fine assessed by the State of Texas, lost profits, and other damages. Mountain States has presented a claim to former counsel's insurance carrier, and has selected litigation counsel. Negotiations and investigations to determine if the controversy can be settled short of litigation are ongoing. Although management believes this issue will be settled prior to litigation, if it cannot be done so at a satisfactory level, Mountain States will initiate legal proceedings. While there can be no assurance of the outcome of such proceedings or the amount of damages ultimately awarded, Mountain States believes it incurred significant damages arising from the opinion of its former counsel, some or all of which may prove recoverable.

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

     On August 28, 2000, Mountain States commenced an action against Julio C. Villacis and Julio R. Villacis (dba America Auto Exchange), America Auto Center, Inc., a lapsed Delaware corporation, and others (the "Villacis defendants") in the Superior Court of California, County of San Bernardino, Rancho Cucamonga District, Case No. RCV 049710, and on August 31, 2000 commenced an action against virtually the same Villacis defendants in the Superior Court of Arizona for Maricopa County, Case No. CV2000-016174. Pursuant to these actions, Mountain States seized 3 cars in Arizona and 61 in California. A-L Financial Corporation, Jerry Renn and Chatelaine Funding Corp. also claim interests in the cars which Mountain States seized in California, and have been added as defendants to the California action. The Arizona cars have been sold for an aggregate $9,290.00. Of the California cars, 23 have been cleared for sale and of those several have been sold. An additional 14 await further proceedings prior to sale. Twenty-one California cars were released for various reasons unrelated to the validity of Mountain States' claims, and three were released in settlement of Chatelaine's interest. Mountain States has a perfected security interest in the remaining cars. Mountain States also has a perfected security interest in a reserve account of about $128,000 in defendants' funds held by A-L Financial Corporation. Mountain States and the Villacis defendants have entered into a Settlement Agreement calling for a payment plan and stipulated judgments of approximately $150,000 in principal amount in each case. Mountain States filed a Motion for Summary Judgment in California against Renn to extinguish his interest. Chatelaine settled with Mountain States on March 21, 2001. A hearing has taken place on the Motion for Summary Judgment against Renn, and the judge narrowed the issues but did not grant summary judgment to Mountain States. The principal due when the actions commenced was about $117,000. Mountain States expects to recover at least its principal and some portion of its costs and accrued interest in this matter.

     On August 3, 2001 Mountain States filed suit against Edward Allen Tucker and Deolinda V. Tucker dba Harvest Car Company in the Superior Court of Arizona for Maricopa County, case number CV 2001-013414. That same day Mountain States obtained a Temporary Restraining Order forbidding defendants from transferring assets and other activities. Hearing on the Order and on Mountain States' Application for Preliminary Injunction was set for August 17, 2001. Mountain States chose to act because Harvest was selling cars financed by Mountain States without paying for them. The principal amount of Harvest's debt to Mountain States is less than $123,000. Mountain States believes it will recover at least the principal amount, by a combination of selling cars already repossessed, obtaining the proceeds of other cars in inventory, via proceedings in connection with claims against the dealer's bond, and by other means.

     The Graham Bankruptcy Trustee has asserted in the bankruptcy court for the District Court of Arizona, case number 98-11974-PHX-RTB, Adversary No. 00-0619, that preferential payments were made by the debtor to thirteen creditors, including Mountain States. Mountain States believes the action is without merit as against Mountain States, and has arranged an open extension with counsel for the Trustee in which to demonstrate the merits of Mountain States' position and arrange a settlement. The Trustee claims that preferential transfers of about $350,000 were made to Mountain States in the ninety days before bankruptcy. Mountain States believes that pursuant either to the "ordinary course of business" or the "subsequent advances" exceptions found at 11 U.S.C. ss.547(c)(2) and (4), the transfers were not preferential and are not "avoidable" by the trustee in the case.

     Mountain States does not believe that the outcome of the above cases and matters will in the aggregate have a significant negative impact on its ability to conduct its business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of June 30, 2001, at the election of the note holders, Mountain States had not paid the principal of 10 mature outstanding notes, which puts Mountain States technically in default on these notes. The aggregate principal amount of the notes is approximately $195,000.

     The holders of all these outstanding notes had the option to receive cash for their notes pursuant to the rescission offer which concluded on February 14, 2001. All of these note holders instructed Mountain States to continue their investments. Mountain States has promptly honored, and plans to continue to honor, any requests for redemption of mature outstanding notes and continues to timely pay the normal monthly interest payments on all mature outstanding notes. Mountain States intends to redeem these notes as funds become available. As of June 30, 2001, all interest payments relating to these notes had been made.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2001             MOUNTAIN STATES CAPITAL, INC.


                                   By: /s/ Kim Collins
                                       ---------------------------------------
                                       Kim Collins, Chief Executive Officer