Form 10QSB
period 2001-09-30
MOUNTAIN STATES CAPITAL INC
filed 2001-11-14
CIK 1104041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 333-36964


                          MOUNTAIN STATES CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

               Arizona                                           86-0859332
(State or jurisdiction of incorporation                       (I.R.S. Employer
          or organization)                                   Identification No.)

        1407 East Thomas Road
           Phoenix, Arizona                                         85014
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

     At November 14, 2001, an aggregate of 1,000,000 shares of the registrant's Common Stock, no par value (being the registrant's only class of common stock), were outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                         MOUNTAIN STATES CAPITAL, INC.

                 FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of September 30, 2001.........................................3

Statement of Operations for the Three Months Ended
 September 30, 2001 and 2000 and Nine Months Ended
 September 30, 2001 and 2000...................................................4

Statement of Cash Flows for the Nine Months Ended September 30, 2001...........5

Notes to Interim Financial Statements..........................................6

Item 2. Management's Discussion and Analysis...................................8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................11

Item 2. Changes in Securities.................................................12

Item 3. Defaults Upon Senior Securities.......................................13

Item 6. Exhibits and Reports on Form 8-K......................................13

Signatures ...................................................................13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEET
                         MOUNTAIN STATES CAPITAL, INC.
                                  (UNAUDITED)

                                                           September 30,    December 31,
                                                               2001             2000
                                                           ------------     ------------
ASSETS
   Cash                                                    $    399,332     $    430,767
   Finance and Notes Receivables, Net (Note 2)                2,805,638        2,335,349
   Prepaid Expenses                                              45,425           32,833
   Fixed Assets, Net (Note 3)                                   483,155          467,297
   Security Deposits                                             14,847            4,847
   Officer Loans                                                 44,619           45,908
   Deferred Tax Asset                                            26,250           26,250
                                                           ------------     ------------
Total Assets                                                  3,819,266        3,343,251

LIABILITIES
   Senior Debt (Note 4)                                         448,737          491,924
   Subordinated Debt (Note 5)                                 3,943,849        2,344,565
   Bridge Loans                                                       0          580,000
   Accounts Payable and Accrued Liabilities                           0          104,832
   Capital Lease Obligations                                     42,797           49,992
                                                           ------------     ------------
Total Liabilities                                             4,435,383        3,571,313

Contingencies and Commitments

STOCKHOLDERS' EQUITY
   Preferred Stock: Authorized 1,000,000 Shares of No
    Par Value, Issued and Outstanding, 409,090 Shares           409,090          409,090
   Common Stock: Authorized 25,000,000 Shares of No Par
    Value, Issued and Outstanding, 1,000,000 Shares               1,000            1,000
   Retained Earnings (A Deficit)                             (1,026,207)        (638,152)
                                                           ------------     ------------
Total Stockholder's Equity (A Deficit)                         (616,117)        (228,062)
                                                           ------------     ------------
Total Liabilities and Stockholders' Equity                 $  3,819,266     $  3,343,251
                                                           ============     ============

                         MOUNTAIN STATES CAPITAL, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             Three Months     Three Months      Nine Months      Nine Months
                                                 Ended            Ended            Ended            Ended
                                             September 30,    September 30,    September 30,    September 30,
                                             -------------    -------------    -------------    -------------
                                                  2001             2000             2001             2000
                                             -------------    -------------    -------------    -------------
Revenues
  Finance Fee Income                          $   208,066      $   201,776      $   714,540      $   665,027
  Document Fee Income                              40,240           39,120          125,300          124,614
                                              -----------      -----------      -----------      -----------
Total Income                                      248,306          240,896          839,840          789,641

Expenses
  Interest Expense                                201,043          140,029          527,549          409,671
  Salaries and Fringe Benefits                    112,840           95,503          345,363          254,133
  Other Operating Expenses                         92,935          196,298          299,756          496,450
                                              -----------      -----------      -----------      -----------
Total Expenses                                    406,818          431,830        1,172,668        1,160,254

Net Loss                                         (158,512)        (190,934)        (332,828)        (370,613)

Less: Preferred Dividends                         (18,409)         (18,409)         (55,227)         (55,227)
                                              -----------      -----------      -----------      -----------
Net Loss Available to Common Stockholders     $  (176,921)     $  (209,343)     $  (388,055)     $  (425,840)
                                              ===========      ===========      ===========      ===========

Basic Loss Per Common Share                   $     (0.18)     $     (0.21)     $      (.39)     $      (.43)
                                              ===========      ===========      ===========      ===========
Basis Weighted Average Number of
Common Shares Outstanding                       1,000,000        1,000,000        1,000,000        1,000,000
                                              ===========      ===========      ===========      ===========

                         MOUNTAIN STATES CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                         For the Nine Months Ended September 30,
                                                         ---------------------------------------
                                                                 2001            2000
                                                             ------------    ------------
Cash Flows From Operating Activities
   Net Loss                                                  $   (332,828)   $   (370,613)
   Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities
   Depreciation and Amortization                                   40,051          18,092
   Gain on Sale of Asset                                           (4,506)          2,986
   Allowance for Doubtful Accounts                                      0          (4,598)
   Changes in Assets and Liabilities
    (Increase) Decrease in Prepaid Expenses                       (12,592)         11,078
    (Increase) Decrease in Security Deposits                      (10,000)          1,565
    (Increase) Decrease in Accrued Interest Receivable                  0           3,528
    Increase (Decrease) in Accounts Payable and
     Accrued Liabilities                                         (104,832)        (33,601)
                                                             ------------    ------------
   Total Adjustments                                              (91,879)           (950)
                                                             ------------    ------------
Net Cash Provided By Operating Activities                        (424,707)       (371,563)

Cash Flows From Investing Activities
   Loans Originated                                            19,192,155      14,058,477
   Loans Repaid                                               (19,443,672)    (13,680,799)
   Purchase Of Fixed Assets                                       (32,602)        (63,724)
   Proceeds From Sale of Fixed Assets                                 550               0
   Advances To Officer                                              1,289               0
                                                             ------------    ------------
Net Cash Flows Used In Investing Activities                      (282,280)        313,954

Cash Flows From Financing Activities
   Advances Under Notes Receivable                               (207,072)        (31,243)
   Borrowings Under Promissory Notes                            1,276,532        (383,380)
   Repayments Under Promissory Notes                             (255,461)              0
   Repayments Under Installment Notes                                   0          (3,409)
   Borrowings(Repayments) Under Promissory
    Note/ Bridge Loan                                             (25,000)        500,000
   Commissions Paid                                               (26,025)              0
   Dividends                                                      (55,227)        (55,227)
   Repayments Under Notes Payable                                       0         (27,694)
   Repayments Under Line of Credit                                (25,000)              0
   Distributions to Stockholder                                         0         (16,723)
   Advance to Officers                                                  0          (1,368)
   Repayments Under Capital Leases                                 (7,195)              0
                                                             ------------    ------------
Net Cash Provided By Financing Activities                         675,552         (19,044)
                                                             ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents                  (31,435)        (76,653)
Cash and Cash Equivalents, Beginning of Period                    430,767         227,958
                                                             ------------    ------------
Cash and Cash Equivalents, End of Period                     $    399,332    $    151,305
                                                             ============    ============
Supplemental Information
Cash paid for:
   Interest                                                  $    527,549    $    409,671
                                                             ============    ============
   Income taxes                                              $          0    $          0
                                                             ============    ============

See accompanying notes to condensed financial statements.

                         MOUNTAIN STATES CAPITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001, the results of operations for three and nine months ended September 30, 2001, and the statement of cash flows for nine months ended September 30, 2001, and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of Mountain States' 2000 Annual Report on form 10-KSB.

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

NOTE 2 -- FINANCE AND NOTES RECEIVABLE

     Finance and Notes Receivable, net of allowance for loan losses of $48,520 consists of the following at September 30:

                                                   2001
                                                -----------
     Finance Receivable (1)                     $ 1,876,161
     Notes Receivable (2)                           977,997
                                                -----------
     Total Finance and Notes Receivable           2,854,158
     Allowance for Loan Losses                      (48,520)
                                                -----------
     Finance and Notes receivable Net           $ 2,805,638
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

     There were no changes in the allowance for loan losses during the nine months ending September 30, 2001.

NOTE 3 -- FIXED ASSETS

     Fixed Assets consisted of the following at September 30:

                                         2001
                                       --------
     Building and Improvements         $407,551
     Vehicles                            61,813
     Furniture and Fixtures              14,776
     Computer Equipment                  57,356
                                       --------
     Total                              541,496

     Less Accumulated Depreciation       58,341
                                       --------
     Net Book Value                    $483,155
                                       ========

     Depreciation expense charged to operations during the nine months ended September 30, 2001,was $9,000.

NOTE 4 -- SENIOR DEBT

     Senior debt consists of the following at September 30:

                                         2001
                                       --------
     Line of Credit (1)                $256,250
     Promissory Notes Payable (2)       192,487
                                       --------
     Total                             $448,737
                                       ========

----------
(1) Line of Credit - Mountain States operates under a line of credit dated November 9, 1999, in the original amount of $281,250. Interest payments are due monthly on the ninth of each month, payable at 7% of the unpaid outstanding principal balance of each advance. The line of credit is secured by the building located at 1407 E. Thomas Road, Phoenix, Arizona, the Company's headquarters, and personally guaranteed by the Company's president. The loan is due in full on November 9, 2001. The Company is in process of renewing the line of credit. The Company has available $25,000 for advances under a line of credit at September 30, 2001.

(2) Promissory Notes Payable- represents various promissory notes (consisting of nine at September 30 2001), written for a basic period of nine months, paying simple interest on the principal balance of the note at varying rates from 18-24% per annum, monthly on the last day of the month unless the holder elects to defer interest payments, which are compounded monthly until paid. All accrued interest was paid through September 30, 2001. The Company has the right to prepay the outstanding principal, in whole or in part, without penalty at any time. These notes are technically in default and due on demand by the holder. All notes are secured by a general pledge of all assets owned or later acquired by the Company, which primarily represent cash, finance and notes receivable, and the Company's office building where it is headquartered. See Note 5.

NOTE 5 -- SUBORDINATED DEBT

     Subordinated debt consists of the following at September 30:

     Promissory Notes                       $3,464,258
     Less Deferred Charges                     (25,409)
                                            ----------
     Subtotal                                3,438,849
     Line of Credit                            505,000
                                            ----------
     Net Subordinated Debt                  $3,943,849
                                            ==========

Promissory notes - 18% per annum, 12 month, unsecured promissory notes. As of September 30, 2001, total commission fees paid to Heritage West Securities, Inc., the Company's registered broker/dealer underwriting the offering of these notes was $56,460. These fees represent deferred charges classified as a contra account to promissory notes and amortized ratably over the life of the promissory notes, which is twelve months. Amortization charged to operations for the nine months ended September 30, 2001 was $31,049.

Line of Credit - unsecured, dated March 31, 2001, from Heritage West, L.L.C., in the amount of $505,000, interest at the rate of 2% per calendar month and due at the end of each month. The line of credit matures on March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This periodic filing contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the forward-looking statements contained herein. Certain information about risk factors is set forth in this periodic filing including, but not limited to, the risks and uncertainties listed in this "Management's Discussion and Analysis" section. Mountain States is under no obligation (and expressly disclaims any obligation) to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

     Mountain States was incorporated in the State of Arizona on March 13, 1997 to conduct the business of providing short-term inventory financing ("flooring" or "floor plan" financing) to independent automobile dealers. Such financing enables the automobile dealers to increase their inventory and offer a greater selection of vehicles to customers, which can result in increased sales and income.

     Mountain States continues to offer both its original lending program and its SourceOne floor plan program, which is usually less expensive to the dealer. The SourceOne program is intended to attract a higher volume, more financially stable automobile dealer. Mountain States anticipates that higher credit quality associated with SourceOne lending should result in a lesser burden on Mountain States' personnel and resources. Management expects SourceOne to contribute a higher share of total revenue in future periods primarily because the generally higher credit-quality clients who utilize the program justify greater lending limits, and due to the larger number of such potential clients. Even though interest rates and fees for SourceOne loans are usually lower than for other loans made by Mountain States, management expects that lower loan losses and lower costs of administering the SourceOne loans will in time offset the lower marginal rates earned under SourceOne. There can be no assurance that the SourceOne program can be successfully implemented or expanded or as to the financial results thereof.

     Management anticipates significant growth in Mountain States' funds available for lending, and thus in floor plan loan volume, in the near future, though there can be no assurance that additional funding can be obtained on satisfactory terms. See "Liquidity and Capital Resources." Management believes that current infrastructure, in terms of staffing, facilities, and other operational factors, is sufficient to originate and service significantly increased loan volumes. Therefore, management believes that the elements of general and administrative costs related to ordinary operations should rise at a rate less than the rate of increase in loan volume. Legal fees related to Mountain States' current notes offering are expected to decrease. Management anticipates that other costs of the offering, especially advertising costs associated with marketing, will increase in the short term. Mountain States expects an increase in floor plan loan volume, and a faster increase in lower-rate SourceOne loans. Accordingly, finance fee revenue is expected to increase. General and administrative expenses, especially those related to non-employment-related variable costs, are expected to increase moderately. Interest expense is expected to rise in total dollars, but diminish in terms of average interest rate paid.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

     Total revenues increased 3%, or $7,410, from $240,896 for the three months ended September 30, 2000, to $248,306 for the three months ended September 30, 2001, and 6%, or $50,199, from $789,641 for the nine months ended September 30, 2000, to $839,840 for the nine months ended September 30, 2001. SourceOne contributed approximately $74,335, or 30%, to total revenue for the three months ended September 30, 2001, compared to a revenue contribution of $59,766 or 25% for the three months ended September 30, 2000, and $204,658, or 24%, to total revenue for the nine months ended September 30, 2001, compared to revenue contribution of $123,602 or 16% for the nine months ended September 30, 2000. Management expects SourceOne to contribute a higher share of total revenue in future periods due primarily to a desire to loan to the generally higher quality clients who utilize the program and the larger number of such potential clients. Mountain States does not intend to shift funds from the traditional Mountain States Program to the SourceOne Program, but rather intends to increase SourceOne loans by dedicating a large proportion of additional funds, such as the proceeds of its current notes offering, to the SourceOne program. Although the increase in the proportion of SourceOne loans to total loans would tend to depress gross margins, Mountain States believes that SourceOne loans will in the future result in lower per-unit loan losses and administrative costs and that generating additional SourceOne loans will improve aggregate profits over time.

     Total operating expenses consists of interest expense and general and administrative expenses. General and administrative expenses consists of salary and fringe benefits and other operating expenses. Interest expense increased $61,014, or 44%, from $140,029 for the three months ended September 30, 2000, to $201,043 for the three months ended September 30, 2001 and $117,878, or 29%, from $409,671 for the nine months ended September 30, 2000, to $527,549 for the nine months ended September 30, 2001. Management believes that interest expense for the three months ended September 30, 2001 rose more rapidly compared to the same period of 2000 than the corresponding rise in revenues (3%) for the same periods because of a delay in loaning out the newly-available funds. Management expects that similar delays could occur from time to time, depending on unpredictable circumstances. Mountain States expects its interest expense to continue to increase as additional proceeds of its current notes offering are received. Mountain States believes its future average cost of funds will decline. However, Mountain States' interest expense in the future will depend largely on availability of funding and prevailing interest rates, over both of which Mountain States has no control.

     General and administrative expenses for the three months ended September 30, 2001 were $205,775 versus $291,801 for the three months ended September 30, 2000, which is a net decrease of $86,026, or 29%. Of this decrease, $40,000 pertains to the partial release of a disputed legal fee claim against Mountain States. Mountain States had previously accrued the claim as a legal fee expense. For the nine months ended September 30, 2001, general and administrative expenses were $645,119 compared to $750,583 for the nine months ended September 30, 2001, which is a net decrease of $105,464, or 14%.

PROVISION FOR INCOME TAXES

     As of September 30, 2001, Mountain States has approximately $1,000,000 in net operating loss carryforwards available to offset future taxable income. Therefore, no provision or benefit for income taxes has been included in the statement of operations for the nine months ended September 30, 2001.

PREFERRED DIVIDENDS

     During the nine months ended September 30, 2001 and 2000, Mountain States paid dividends on its Series A Preferred Stock in the amount of $55,227. The preferred dividends are paid monthly at the rate of 18% per annum through December 31, 2002. All dividend payments are current.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net cash used in operating activities for the nine months ending September 30, 2001, was $424,707 resulting primarily from a net loss of $332,828 and reduction in accounts payable due in part to the partial release of a disputed legal fee claim against Mountain States. Mountain States had previously accrued the claim as a legal fee expense. Net cash used in operating activities for the nine months ended September 30, 2000 was $371,563 resulting primarily from fees incurred in connection with the notes offering.

     Net cash used in investing activities for the nine months ended September 30, 2001 was $282,280 whereas the net cash provided by investing activities for the nine months ended September 30, 2000 was $313,954. The difference is attributable to an increase in floorplan loan payoffs of $5,762,873 (from $13,680,799 to $19,443,672) offset by the increase in floorplan loan originations of $5,133,678, from the third quarter of 2000 to the third quarter of 2001. Additionally, fixed asset acquisitions were $63,724 in the first nine months of 2000, but only $32,602 for the nine months ended September 30, 2001.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $675,552, which is primarily attributable to sales of new notes in connection with this offering. Net cash used in financing activities for the nine months ended September 30, 2000 was $19,044,which was primarily attributable to repayments of outstanding notes and other items, offset in part by line of credit advances.

     Notes issued pursuant to the note offering reach their one-year maturity date at various dates throughout the year, including notes with an aggregate principal amount of $1,527,000 maturing December 26, 2001. Based on prior experience, the Company anticipates that substantially all of the holders of these notes will continue to hold the Company's notes, but there can be no assurance that this will be the case.

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

     Mountain States has now settled a claim against former counsel which related to the rescission offer. The settlement, which calls for payment to Mountain States in the amount of $175,000, must now be committed to writing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement does not affect the financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement does not have a material effect on the financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement is not expected to have a material effect on the financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a material effect on the financial statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Mountain States presently is prosecuting several claims for the collection of outstanding accounts receivable. Legal actions for collection of accounts receivable, although the facts and legal issues may differ from case to case, are routine litigation incidental to the business of Mountain States. Please refer to "Part II, Item 1 - Legal Proceedings" in Mountain States' Report on Form 10-QSB for the quarter ended June 30, 2001 for additional information.

     On August 3, 2001 Mountain States filed suit against Edward Allen Tucker and Deolinda V. Tucker dba Harvest Car Company in the Superior Court of Arizona for Maricopa County, case number CV 2001-013414. That same day Mountain States obtained a Temporary Restraining Order forbidding defendants from transferring assets and other activities. Hearing on the Order and on Mountain States' Application for Preliminary Injunction was set for August 17, 2001. Mountain States chose to act because Harvest was selling cars financed by Mountain States without paying for them. Then on August 8, 2001 Harvest(Tuckers) filed chapter 13 bankruptcy case 01-10348-PHX-RJH in the District of Arizona, which was converted to a chapter 7 case on August 21, 2001. Mountain States has the first position in about 22 cars, most floored by unsecured creditors. The principal amount of Harvest's debt to Mountain States is less than $123,000. Mountain states has already obtained $9,200 in the proceedings, and believes it will recover at least the principal amount, by a combination of selling cars already repossessed, obtaining the proceeds of other cars in inventory, and/or via proceedings in connection with claims against the dealer's bond.

     On September 7, 2001 Mountain States filed suit against George Kheir dba Towne Motors, a Texas dealer, case number 2001-46055, 55th Judicial District of Harris County, Texas, for failure to pay amounts due, including $ 69,325.00 in principal amount, outstanding under the parties' Security Agreement. Contemporaneously, Mountain States exercised its right of self-help repossession as a secured party and seized 26 automobiles and some of defendant's records. Mountain States also obtained a Temporary Restraining Order against defendant on September 7, 2001. The Court dissolved the TRO on September 14, 2001 and Mountain States sought and obtained a writ of Sequestration on October 26, 2001, pursuant to which it seized on November 5, 2001, 22 customer contracts representing an aggregate cash price amount of $ 139,155.00. Mountain States believes that only a portion of that amount is actually collectible. Mountain States has sold six cars for $ 6,730.00, which will be applied against the amount due. Mountain States is also considering an action against ADESA, Inc. for releasing to defendants, without Mountain States' consent or permission, 17 of the cars previously seized. It is believed that Mountain States will recover its principal amount, and perhaps part of its interest and attorneys' fees in this matter. Mountain States obtained a second TRO in the matter November 1, 2001. Hearing on the second TRO is scheduled for November 16.

     Mountain States does not believe that the outcome of the above cases and matters will in the aggregate have a significant negative impact on its ability to conduct its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date and offering date of Registration Statement No. 333-36964, for which the following use of proceeds information is disclosed, is November 22, 2000. The offering has not terminated. Heritage West Securities, Inc. is the managing underwriter of the offering of $10,000,000 aggregate principal amount of 18% 12-month unsecured promissory notes. Both the amount registered and the aggregate price of the of the offering amount registered are $10,000,000. Both the amount sold through September 30, 2001 and the aggregate offering price of the amount sold to date is $3,937,000. Underwriting discounts and commissions incurred by the registrant were $56,460.00.

The following table sets forth the actual expenses, other than underwriting discounts and commissions, borne by the registrant in connection with the issuance and distribution of the securities offered under the referenced registration statement (11-22-00 through 9-30-01):

     State Filing Fees                  610.00
     Printing and Engraving          11,828.11
     Legal Fees and Expenses         71,701.29
     Accounting Fees and Expenses     8,500.00
     Trustee Fees                     4,347.00
                                    ----------
     Total                          $96,986.40
                                    ==========

The foregoing expenses were not payments to directors, officers or their associates, to persons owning 10 percent or more of any class of equity securities of the issuer or affiliates of the issuer, but were direct payments to independent third parties.

The net offering proceeds to the issuer, after deducting all the foregoing expenses, are $3,783,553.60.

Of this net amount, issuer estimates that over 95% was used for new loans to commercial clients of issuer. Such payments were not payments to directors, officers or their associates, to persons owning 10 percent or more of any class of equity securities of the issuer or affiliates of the issuer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of September 30, 2001, at the election of the note holders, Mountain States had not paid the principal of nine mature outstanding notes, which puts Mountain States technically in default on these notes. The aggregate principal amount of the notes is approximately $195,000.

     The holders of all these outstanding notes had the option to receive cash for their notes pursuant to the rescission offer, which concluded on February 14, 2001. All of these note holders instructed Mountain States to continue their investments. Mountain States has promptly honored, and plans to continue to honor, any requests for redemption of mature outstanding notes and continues to timely pay the normal monthly interest payments on all mature outstanding notes. Mountain States intends to redeem these notes as funds become available. As of September 30, 2001, all interest payments relating to these notes had been made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

ALL SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

     (a)  Exhibits: None.

     (b)  Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

                          MOUNTAIN STATES CAPITAL, INC.


                          By: /s/ Kim Collins
                              --------------------------------------
                              Kim Collins, Chief Executive Officer